Form 10-Q
period 2020-09-30
Galecto, Inc.
filed 2020-12-11
CIK 1800315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 001-39655

GALECTO, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	37-1957007
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Ole Maaloes Vej 3 DK-2200 Copenhagen N Denmark	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (+45) 70 70 52 10

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, par value $0.00001 per share	GLTO	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No   ☒

As of December 10, 2020, the registrant had 25,260,816 shares of common stock, $0.00001 par value per share, outstanding.

i

Summary of the Material and Other Risks Associated with Our Business

Our business is subject to numerous material and other risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

•	We have incurred significant net losses since inception and we expect to continue to incur significant net losses for the foreseeable future.
•	We have a limited operating history, which may make it difficult to evaluate our prospects and likelihood of success.
•

Our business is highly dependent on the success of our lead product candidate, GB0139, as well as GB1211, GB2064 and any other product candidates that we advance into the clinic. All of our product candidates may require significant additional preclinical and clinical development before we may be able to seek regulatory approval for and launch a product commercially.

•

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected and these delays may cause us to reprioritize our planned trials and use of funds for planned trials.

•	The design or execution of our ongoing and future clinical trials may not support marketing approval.
•	We may not be successful in our efforts to identify or discover additional product candidates in the future.
•	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
•

Even if we obtain FDA approval of any of our product candidates, we may never obtain approval or commercialize such products outside of the United States, which would limit our ability to realize their full market potential.

•

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

•

We rely on third parties to conduct certain aspects of our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize any potential product candidates.

•

The global pandemic of the novel coronavirus disease, COVID-19, has, and may continue to, adversely impact our business, including delays to our preclinical studies and clinical trials and these delays may cause us to reprioritize our planned trials and the use of funds for planned trials.

•

There has been no prior public market for our common stock, the stock price of our common stock may be volatile or may decline regardless of our operating performance and you may not be able to resell your shares at or above the initial public offering, or IPO, price.

•

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

The material and other risks summarized above should be read together with the text of the full risk factors below and in the other information set forth in this Quarterly Report, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. If any such material and other risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing,” “goal,” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements regarding:

•

the success, cost and timing of our product development activities and planned initiation and completion of clinical trials of our lead product candidate, GB0139, as well as our other current product candidates and any future product candidates;

•	our need to raise additional funding before we can expect to generate any revenues from product sales;
•	our ability to obtain regulatory approval for our current or future product candidates that we may identify or develop;

ii

•	our ability to ensure adequate supply of our current or future product candidates;
•	our ability to maintain third-party relationships necessary to conduct our business;
•	our heavy dependence upon the success of our research to generate and advance additional product candidates;
•	our ability to establish an adequate safety or efficacy profile for our current or future product candidates that we may pursue;
•	the implementation of our strategic plans for our business, our current or future product candidates we may develop and our technology;
•	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•	the rate and degree of market acceptance and clinical utility for our current or future product candidates we may develop;
•	our estimates about the size of our market opportunity;
•	our ability to use the proceeds of the IPO in ways that increase the value of your investment;
•	our expectations related to the use of proceeds from the IPO, and estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•	our ability to maintain and establish collaborations;
•	our financial performance and liquidity;
•	our ability to effectively manage our potential growth;
•	developments relating to our competitors and our industry, including the impact of government regulation;
•	our ability to retain the continued service of our key professionals and consultants and to identify, hire and retain additional qualified professionals;
•

the effect of the COVID-19 pandemic, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations and those of our collaborators, service providers and other vendors;

•	our ability to maintain adequate internal controls over financial reporting; and
•	other risks and uncertainties, including those listed under the section titled “Risk Factors.”

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part II, Item 1A - “Risk Factors” below and for the reasons described elsewhere in this Quarterly Report on Form 10-Q. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current view with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, industry, and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Quarterly Report on Form 10-Q also contains estimates, projections, and other information concerning our industry, our business, and the markets for certain drugs, including data regarding the estimated size of those markets, their projected growth rates, and the incidence of certain medical conditions. Information that is based on estimates, forecasts, projections, or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by third parties, industry, medical and general publications, government data, and similar sources. In some cases, we do not expressly refer to the sources from which these data are derived.

Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, “we,” “us,” “our,” “Galecto,” and the “Company” refer to Galecto, Inc. and, where appropriate, its consolidated subsidiaries.

Trademarks

We have applied for various trademarks that we use in connection with the operation of our business. This Quarterly Report on Form 10-Q includes trademarks, service marks, and trade names owned by us or other companies. All trademarks, service marks, and trade names included in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this report may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GALECTO, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$85,333	$11,294
Prepaid expenses and other current assets	5,337	5,117
Receivable on issuance of convertible preferred stock	5,473	39,669
Total current assets	96,143	56,080
Restricted cash	241	231
Tax credit receivable - noncurrent	865	—
Operating lease right-of-use asset	905	298
Total assets	$98,154	$56,609
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,463	$3,329
Accrued expenses and other current liabilities	3,818	4,598
Total current liabilities	8,281	7,927
Operating lease liabilities, net of current portion	589	211
Total liabilities	8,870	8,138
Commitments and contingencies (Note 8)
Convertible preferred stock
Series B convertible preferred stock, $0.00001 par value; 684,068 shares authorized, issued and outstanding at September 30, 2020 and December 31, 2019; liquidation value of $16,545 at September 30, 2020	13,414	13,414
Series C convertible preferred stock, $0.00001 par value; 4,133,479 shares authorized at September 30, 2020 and December 31, 2019; 4,125,056 shares issued and outstanding at September 30, 2020 and December 31, 2019; liquidation value of $121,373 at September 30, 2020	106,205	106,205
Series D convertible preferred stock, $0.00001 par value; 2,368,118 shares authorized, issued and outstanding at September 30, 2020; no shares authorized, issued or outstanding and December 31, 2019; liquidation value of $64,284 at September 30, 2020	61,402	—
Total convertible preferred stock	181,021	119,619
Stockholders’ deficit
Common stock, par value of $0.00001 per share; 300,000,000 and 5,350,404 shares authorized at September 30, 2020 and December 31, 2019, respectively; 259,966 shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Additional paid-in capital	1,361	826
Accumulated deficit	(92,783)	(69,523)
Accumulated other comprehensive loss	(315)	(2,451)
Total stockholders’ deficit	(91,737)	(71,148)
Total liabilities, convertible preferred stock and stockholders’ deficit	$98,154	$56,609

See accompanying notes to the condensed consolidated financial statements.

Galecto, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses
Research and development	$7,651	$3,674	$16,874	$11,893
General and administrative	2,515	1,152	5,461	2,224
Total operating expenses	10,166	4,826	22,335	14,117
Loss from operations	(10,166)	(4,826)	(22,335)	(14,117)
Other income (expense), net
Foreign exchange transaction gain, net	(1,485)	337	(925)	669
Fair value adjustments on preferred stock tranche obligations	—	384	—	1,364
Total other income (expense), net	(1,485)	721	(925)	2,033
Net loss	(11,651)	(4,105)	(23,260)	(12,084)
Dividends on convertible preferred stock	(2,713)	(1,401)	(7,648)	(4,159)
Net loss attributable to common stockholders	(14,364)	(5,506)	(30,908)	(16,243)
Net loss per common share, basic and diluted	$(55.25)	$(21.18)	$(118.89)	$(62.48)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	259,966	259,966	259,966	259,966
Other comprehensive loss
Net loss	(11,651)	(4,105)	(23,260)	(12,084)
Currency translation	2,331	(2,059)	2,136	(2,140)
Total comprehensive loss	$(9,320)	$(6,164)	$(21,124)	$(14,224)

See accompanying notes to the condensed consolidated financial statements.

Galecto, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit

(in thousands, except share amounts)

(Unaudited)

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance, January 1, 2019	684,068	13,414	1,973,203	51,081	—	—	259,966	—	826	(1,644)	(33,017)	(33,835)
Currency translation	—	—	—	—	—	—	—	—	—	(81)	—	(81)
Net loss	—	—	—	—	—	—	—	—	—	—	(7,978)	(7,978)
Balance, June 30, 2019	684,068	$13,414	1,973,203	$51,081	—	$—	259,966	$—	$826	$(1,725)	$(40,995)	$(41,894)
Currency translation	—	—	—	—	—	—	—	—	—	(2,059)	—	(2,059)
Net loss	—	—	—	—	—	—	—	—	—	—	(4,105)	(4,105)
Balance, September 30, 2019	684,068	$13,414	1,973,203	$51,081	—	$—	259,966	$—	$826	$(3,784)	$(45,100)	$(48,058)

Balance, January 1, 2020	684,068	$13,414	4,125,056	$106,205	—	$—	259,966	$—	$826	$(2,451)	$(69,523)	$(71,148)
Stock-based compensation expense	—	—	—	—	—	—	—	—	401	—	—	401
Currency translation	—	—	—	—	—	—	—	—	—	(195)	—	(195)
Net loss	—	—	—	—	—	—	—	—	—	—	(11,609)	(11,609)
Balance, June 30, 2020	684,068	$13,414	4,125,056	$106,205	—	$—	259,966	$—	$1,227	$(2,646)	$(81,132)	$(82,551)
Issuance of Series D preferred stock, net of issuance costs of $2,797	—	—	—	—	2,368,118	61,402	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	134	—	—	134
Currency translation	—	—	—	—	—	—	—	—	—	2,331	—	2,331
Net loss	—	—	—	—	—	—	—	—	—	—	(11,651)	(11,651)
Balance, September 30, 2020	684,068	$13,414	4,125,056	$106,205	2,368,118	$61,402	259,966	$—	$1,361	$(315)	$(92,783)	$(91,737)

See accompanying notes to the condensed consolidated financial statements.

GALECTO, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(23,260)	$(12,084)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation	507	—
Fair value adjustments on preferred stock tranche obligations and note tranche and derivative obligations	—	(1,364)
Amortization of right of use lease asset	136	81
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(220)	33
Tax credit receivable - noncurrent	(865)	(804)
Accounts payable	1,134	(762)
Accrued expenses and other current liabilities	(1,019)	908
Operating lease liabilities	(99)	(81)
Net cash used in operating activities	(23,686)	(14,073)
Cash flows from financing activities
Proceeds from issuance of Series C preferred stock	39,669	—
Proceeds from issuance of Series D preferred stock	58,727	—
Series D preferred stock issuance costs	(2,797)	—
Net cash provided by financing activities	95,599	—
Net increase (decrease) in cash and cash equivalents	71,913	(14,073)
Effect of exchange rate changes on cash and cash equivalents	2,136	(2,140)
Cash, cash equivalents and restricted cash, beginning of period	11,525	31,131
Cash, cash equivalents and restricted cash, end of period	$85,574	$14,918
Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	85,333	14,695
Restricted cash	241	223
Total cash, cash equivalents and restricted cash	$85,574	$14,918
Supplemental disclosures of noncash activities
Receivable on issuance of Series D preferred stock	$5,473	$—
Operating lease liabilities arising from obtaining right-of-use assets	$672	$391
Cumulative effect of change in accounting principle—adoption of ASC 842, Leases	$—	$15

See accompanying notes to the condensed consolidated financial statements.

GALECTO, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. DESCRIPTION OF BUSINESS, ORGANIZATION AND LIQUIDITY

Business

Galecto, Inc., together with its consolidated subsidiaries, the Company or Galecto, is a clinical-stage biotechnology company developing therapeutics that are designed to target the biological processes that lie at the heart of fibrosis and impact a broad range of fibrotic and related diseases, including cancer. The Company’s initial focus is on the development of small-molecule inhibitors of galectin-3 and lysyl oxidase-like 2, or LOXL2, which play key roles in regulating fibrosis.

Reorganization and Purchase of PharmAkea, Inc.

Galecto, Inc. was incorporated in Delaware in October 2019. On December 31, 2019, as part of an integrated transaction, Galecto, Inc., Galecto Biotech AB, a Swedish operating company, and PharmAkea, Inc., or PharmAkea, consummated a purchase agreement and plan of merger by and among Galecto, Inc., Galecto Biotech AB and PharmAkea, or the Purchase, whereby Galecto, Inc. (i) acquired the shareholdings of Galecto Biotech AB via a one-for-one exchange of equity between Galecto, Inc. and the shareholders of Galecto Biotech AB in a common control reorganization, and (ii) acquired PharmAkea in principally an all-stock transaction.

As of September 30, 2020, the Company’s wholly-owned subsidiaries were PharmAkea and Galecto Biotech AB, and Galecto Biotech ApS, a Danish operating company, was Galecto Biotech AB’s wholly-owned subsidiary. The condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019 are that of Galecto, Inc. The condensed consolidated statements of operations and comprehensive loss, convertible preferred shares and stockholders’ deficit and cash flows for the nine months ended September 30, 2020 are that of Galecto, Inc. and for the nine months ended September 30, 2019 are that of Galecto Biotech AB. As used in these condensed consolidated financial statements, unless the context otherwise requires, references to Galecto or the Company, refers to the consolidated Galecto, Inc. group.

Liquidity and management plans

Since inception, the Company has devoted substantially all its efforts to business planning, research and development, recruiting management and technical staff, and raising capital and has financed its operations primarily through the issuance of redeemable convertible preferred shares, debt financings and, most recently, the Company’s initial public offering, or IPO.

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued. As of September 30, 2020, the Company had an accumulated deficit of $92.8 million, from recurring losses since inception in 2011. The Company has incurred recurring losses and has no sales as no products have obtained the necessary regulatory approval in order to market products. The Company expects to continue to incur losses as a result of costs and expenses related to the Company’s clinical development and corporate general and administrative activities. The Company had negative cash flows from operating activities during the nine months ended September 30, 2020 of $23.7 million, and current projections indicate that the Company will have continued negative cash flows for the foreseeable future as it continues to develop its product candidates. Net losses incurred for the nine months ended September 30, 2020 and year ended December 31, 2019, amounted to $23.3 million and $36.5 million, respectively.

The Company currently expects that its cash and cash equivalents of $85.3 million as of September 30, 2020, together with the net proceeds from the IPO, after deducting underwriting discounts, commissions and offering costs, of $85.7 million in October 2020, which includes 675,540 shares issued upon the partial exercise of the underwriters in November 2020 of their option to purchase additional shares of common stock, will be sufficient to fund its operating expenses and capital requirements for more than

12 months from the date the condensed consolidated financial statements are issued. However, additional funding will be necessary to fund future clinical and pre-clinical activities, which cannot be assured. If the Company is unable to obtain funding, it could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects and its ability to continue operations.

Coronavirus pandemic

The coronavirus disease 2019, or COVID-19, pandemic, which began in December 2019 and has spread worldwide, has caused many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny and other measures. The outbreak and government measures taken in response have also had a significant impact, both directly and indirectly, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the outbreak and its effects on the Company’s business and operations are uncertain.

In response to the impact of COVID-19, the Company has implemented certain measures intended to help the Company manage its impact and position the Company to resume operations quickly and efficiently once these restrictions are lifted, such as executing a work-from-home strategy for administrative functions and operations.

Despite the Company’s implementation of such measures, the actual and perceived impact of the COVID-19 pandemic is changing daily, and its ultimate effect on the Company cannot be predicted. As a result, there can be no assurance that the Company will not experience additional negative impacts associated with COVID-19, which could be significant. The COVID-19 pandemic may negatively impact the Company’s business, financial condition and results of operations by decreasing or delaying the enrollment of patients in the Company’s clinical trials or otherwise causing interruptions or delays in the Company’s programs and services.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act, or CARES Act. The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions include removing certain limitations on the utilization of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, increasing the ability to deduct interest expense, and deferring social security payments, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. The Company does not believe the CARES Act will have a material impact on its financial position and results of operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no changes to the significant accounting policies as disclosed in Note 2 to the Company’s annual consolidated financial statements for the years ended December 31, 2019 included in the final prospectus for the Company’s IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 30, 2020.

Unaudited Financial Information

The Company’s condensed consolidated financial statements included herein have been prepared in conformity with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. In the Company’s opinion, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the financial position and results of operations for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

Recently adopted accounting standards

During August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13. ASU 2018-13 modifies the disclosure requirements for fair value measurements in Topic 820, Fair Value Measurement. The amendments are based on the concepts in the FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, which the Board finalized on August 28, 2018. ASU 2018-13 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. The adoption of ASU 2018-13 on January 1, 2020 did not have a material impact on the financial statements.

3. FAIR VALUE MEASUREMENTS

The Company had no financial assets or liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019. The Company had a Preferred Stock Tranche Obligation (Note 9) measured at (Level 3) fair value on a recurring basis of $1.7 million as of December 31, 2018. There were no transfers among Level 1, Level 2 or Level 3 categories for the nine months ended September 30, 2020 and the year ended December 31, 2019.

The following table provides a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Nine Months Ended
September 30, 2019
Balance at January 1, 2019	$1,744
Fair value adjustments	$(980)
Balance at June 30, 2019	$764
Fair value adjustments	$(384)
Balance at September 30, 2019	$380

Preferred stock tranche obligation

The Company’s Preferred Stock Tranche Obligation (Note 9) is measured at fair value using an option pricing valuation methodology. The fair value of Preferred Stock Tranche Obligation includes inputs not observable in the market and thus represents a Level 3 measurement. The option methodology utilized requires inputs based on certain subjective assumptions, including (a) expected stock price volatility, (b) calculation of an expected term, (c) a risk-free interest rate, and (d) expected dividends. This approach results in the classification of these securities as Level 3 of the fair value hierarchy. The Company had no Preferred Stock Tranche Obligation as of December 31, 2019. The assumptions utilized to value the Preferred Stock Tranche Obligation as of September 30, 2019 were (a) expected stock price volatility of 73%; (b) expected term of 2.3 years: (c) a risk-free interest rate of 1.7%; and (d) an expectation of no dividends. For the nine months ended September 30, 2019, the Company recognized a $1.4 million nonoperating gain in the statement of operations as fair value adjustments on preferred stock tranche obligations, with respect to changes to the fair value of the Preferred Stock Tranche Obligation.

4. PURCHASE OF PHARMAKEA, INC.

The Purchase was principally an all-stock transaction whereby the Company exchanged 610,098 shares of its Series C-3 preferred stock, or approximately 13% of the shares of the Company subsequently outstanding, for PharmAkea. The Company was determined to be the accounting acquirer, and the Purchase of PharmAkea has been accounted for as an asset acquisition pursuant to Topic 805, Business Combinations, as the principal asset acquired was PharmAkea’s Phase 1 clinical development program of an orally delivered inhibitor of LOXL2 for the treatment of Myelofibrosis and other fibrotic indications, which the Company refers to as GB2064. At the time of the Purchase, PharmAkea had no facilities, employees, customers or assets other than the GB2064 program.

The following summarizes the purchase price of the Purchase (in thousands, except share and per share amounts):

Value of the shares of Series C preferred stock issued to former PharmAkea stockholders	$15,625
Cash consideration to non-accredited former PharmAkea stockholders	216
Payments made and Company options issued to former PharmAkea executives pursuant to the terms of the Purchase	583
Transaction costs	978
Purchase price	$17,402

The total purchase price has been allocated to the assets acquired and liabilities assumed as of December 31, 2019 as follows (in thousands):

Purchased in-process research and development—GB2064	$16,788
Cash acquired	653
Trade liabilities assumed	(39)
Purchase price	$17,402

Purchased in-process research and development with respect to GB2064 is charged directly to expense in the consolidated statements of operations on the purchase date, December 31, 2019. The value of GB2064 consists primarily of technology associated with the drug compound that the Company plans to advance in clinical development but as of the date of the Purchase was in early stages of clinical development, had not received regulatory approval to commercialize and, thus, had no alternative future use.

The fair value of GB2064 was determined under a multi-period excess earnings method, or MPEEM, and income approach and a variation of the discounted cash flow method used to measure the fair value of intangible assets. The MPEEM fair value is a risk-adjusted assessment of the market potential of GB2064 for the treatment of Myelofibrosis, discounted using a calculated market participant weighted average cost of capital of 45%.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Contract research and development costs	$2,937	$3,344
Research and development tax credit receivable	863	827
Deferred offering costs	676	—
Grant reimbursement receivable	—	379
Value-added tax refund receivable	573	253
Other	288	314
Total prepaid expenses and other current assets	$5,337	$5,117

6. LEASES

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective transition approach allowed under ASU 2018-11 which releases companies from presenting comparative periods and related disclosures under ASC 842 and requires a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption (Note 2). The Company is party to three operating leases for office and laboratory space. The Company’s finance leases are immaterial both individually and in the aggregate. The Company has elected to apply the short-term lease exception to all leases of one year or less. Rent expense for the nine months ended September 30, 2020 and 2019 was $209,000 and $154,000, respectively, and for the three months ended September 30, 2020 and 2019 was $77,000 and $66,000, respectively.

The Company had an operating lease in Woburn Place, London for office space that expired in August 2020. The Company has an operating lease in Denmark for office space that expires in October 2021 and has a renewal option. The Company also had an operating lease for office space in Canada that expired in July 2020. Effective September 1, 2020, the Company added an additional 1,300 square feet of office space to its corporate headquarters in Copenhagen and amended the related lease agreement to include this additional space. The Company also entered into a new lease for 749 square feet of office space in London commencing September 1, 2020 and expiring August 31, 2022.

Quantitative information regarding the Company’s leases for the nine months ended September 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	2020	2019	2020	2019
Operating lease cost	$65	$30	$136	$94
Other Information
Operating cash flows paid for amounts included in the measurement of lease liabilities	$67	$29	$136	$92
Operating lease liabilities arising from obtaining right-of-use assets	$420	$—	$672	$391
Weighted average remaining lease term (years)	3.1	4.4	3.1	4.4
Weighted average discount rate%	8.0	8.0	8.0	8.0

Future lease payments under noncancelable leases are as follows at September 30, 2020 (in thousands):

Operating
Future Lease Payments	Leases
2020	$94
2021	377
2022	298
2023	139
2024	116
Total lease payments	1,024
Less: imputed interest	(119)
Total lease liabilities	$905

As most of the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Contract research and development costs	$1,274	$3,493
Costs related to the Purchase of PharmAkea	0	838
Employee compensation costs	1,281	113
Lease liabilities	316	87
Other liabilities	947	67
Total accrued expenses and other current liabilities	$3,818	$4,598

8. COMMITMENTS AND CONTINGENCIES

The Company’s commitments and contingencies are disclosed in Note 9 of the audited financial statements as of and for the year ended December 31, 2019 included in the final prospectus for the Company’s IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 30, 2020. There have been no material changes to the Company’s commitments and contingencies since the date of such financial statements. Further, the Company’s commitments related to lease agreements are disclosed in Note 6 to our unaudited condensed consolidated financial statements.

9. CONVERTIBLE PREFERRED STOCK

During the fiscal year ended December 31, 2018, Galecto Biotech AB concluded a Series C financing involving a combination of existing shareholders and new investors, or Series C Financing. At closing, Galecto Biotech AB issued 1,284,795 Series C-2 shares in exchange for $34.5 million in net proceeds.

The Series C Financing further allowed for milestone closings in the event of certain development milestones, whereby purchasers of Series C preferred stock had the option to purchase additional shares of Series C preferred stock, or the Preferred Stock Tranche Obligation. The milestones were achieved in 2019 and, in December 2019, Series C investors committed to the sale and issuance of 1,199,143 Series C-4 preferred shares and 342,612 Series C-5 preferred shares of the Company for a total of $39.7 million. As a result of the issuance of the Series C-4 preferred stock and Series C-5 preferred, the Company issued a total of 198,770 additional Series C-3 preferred shares to former PharmAkea shareholders pursuant to the terms of the Purchase (See Note 4).

The sale and issuance of the Series C-4 preferred stock and Series C-5 preferred were committed to in December 2019 and are included in the condensed consolidated balance sheet as of December 31, 2019 with a corresponding $39.7 million receivable for the proceeds included within current assets in the condensed consolidated balance sheet as of December 31, 2019. The issuance of additional Series C-3 preferred stock with respect to the Purchase of PharmAkea stemming from the sale and issuance of the Series C-4 preferred stock and Series C-5 preferred stock is also included in the condensed consolidated balance sheet as of December 31, 2019 and comprises an element of the purchase price for the Purchase. The $39.7 million proceeds were received, and shares issued in January 2020.

In September 2020, the Company sold and issued 2,368,118 shares of Series D preferred stock for gross proceeds of $64.2 million, or $61.4 million net of $2.8 million in issuance costs. The Series D preferred stock ranks on-par with the Company’s Series C preferred stock with respect to dividends and in liquidation as disclosed in Note 10 to the Company’s annual consolidated financial statements for the years ended December 31, 2019 and 2018 included in the final prospectus for the Company’s IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 30, 2020. There was $5.5 million of gross proceeds that was not received until October 2020, therefore a receivable on issuance of convertible stock was recorded at September 30, 2020.

10. EQUITY-BASED COMPENSATION

Employee equity plan

In March 2020, the Company replaced the 2013 Option Program, or 2013 Plan, with its 2020 Stock Option and Grant Plan, or 2020 Plan. The 2020 Plan initially allowed the Company to award up to 1,740,325 options and the 304,142 outstanding options granted under the 2013 Plan were transferred to the 2020 Plan. Each vested option will entitle the option holder to purchase a single common share in the Company. Holders of stock options shall be entitled to exercise the vested portion of the stock option during the time period as determined by the Board, provided that a qualified exit, as defined in the 2020 Plan, has occurred. If a qualified exit, as defined in the 2020 Plan, occurs then all of the holders unvested options shall vest immediately. Options that are not exercised during the exercise period will automatically be forfeited. Stock options generally vest over a three-year or four-year period and expire ten years from the grant date. At September 30, 2020, the Company had 178,079 options available for future grant under the 2020 Plan.

The following table sets forth the activity for the Company’s stock options during the periods presented:

	Number of Options	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2018	304,142	$5.58	4.3	—
Outstanding at December 31, 2019	304,142	5.58	3.3	—
Granted	1,258,104	1.95
Outstanding at September 30, 2020	1,562,246	$2.66	8.4	—
Vested and expected to vest at September 30, 2020	1,562,246	$2.66	8.4	—
Exercisable at September 30, 2020	625,295	$3.62	6.3	—

Equity-based compensation

Total unrecognized compensation expense related to unvested options granted under the Company’s equity-based compensation plan was $1.2 million at September 30, 2020, which is expected to be recognized over a weighted average period of 2.9 years. No options were granted during 2019. The Company recorded stock-based compensation expense related to the issuance of stock as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
Research and development	$63	$272
General and administrative	71	235
Total equity-based compensation	$134	$507

The fair values of the options granted were estimated based on the Black-Scholes model, using the following assumptions:

Nine Months Ended
September 30, 2020
Fair value of grants	$1.4
Dividend yield	—
Risk-free interest rate%	0.4%
Volatility%	89.0%
Expected term in years	6.0

11. NET LOSS PER SHARE

Basic and diluted net loss per share is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(11,651)	$(4,105)	$(23,260)	$(12,084)
Dividends on convertible preferred stock	(2,713)	(1,401)	(7,648)	(4,159)
Net loss attributable to common stockholders	$(14,364)	$(5,506)	$(30,908)	$(16,243)
Net loss per common share, basic and diluted	$(55.25)	$(21.18)	$(118.89)	$(62.48)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	259,966	259,966	259,966	259,966

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Convertible preferred stock	7,177,242	2,657,271	7,177,242	2,657,271
Stock options to purchase common stock	1,562,246	304,142	1,562,246	304,142

12. SUBSEQUENT EVENTS

Stock Split

The Company’s board of directors and shareholders approved a 2.59970-for-1 stock split of its issued and outstanding common stock and a proportional adjustment to the existing conversion ratios for its preferred stock effective as of October 20, 2020. Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the stock split.

2020 Equity Incentive Plan

In October 2020, in anticipation of the IPO, the Company’s board of directors adopted and the Company’s stockholders approved the 2020 Equity Incentive Plan (or the “2020 Plan”), which became effective on October 29, 2020. The 2020 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, awards of restricted stock, restricted stock units and other stock-based awards. The number of shares of the Company’s common stock reserved for issuance under the 2020 Plan is equal to 1,685,861, subject to an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2021 and continuing until, and including, the fiscal year ending December 31, 2030, equal to 5% of the number of shares of the Company’s common stock outstanding on such date.

Initial Public Offering

In October 2020, the Company completed its IPO, selling an aggregate of 6,342,207 shares of common stock at a price to the public of $15.00 per share, including 675,540 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock. The Company received net proceeds from the IPO, after deducting underwriting discounts and commissions but before deducting offering costs, of approximately $85.7 million.

Immediately prior to consummation of the IPO, all outstanding shares of the Company’s Series B, Series C and Series D convertible preferred stock were converted into 18,658,643 shares of common stock. Upon the closing of the IPO on November 2, 2020, a total of 24,585,276 shares of common stock were outstanding. The Company’s common stock began trading on the Nasdaq Global Select Market on October 29, 2020 under the symbol “GLTO”.

On November 2, 2020, the Company amended and restated the certificate of incorporation of Galecto, Inc to authorize 300,000,000 shares of common stock and 10,000,000 shares of preferred stock, which shares of preferred stock are currently undesignated.

Equity-based compensation

In October 2020, the Board of directors granted a total of 950,181 new options to employees, directors and consultants under the 2020 Plan with an exercise price of $7.70.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

Overview

We are a clinical-stage biotechnology company developing therapeutics that are designed to target the biological processes that lie at the heart of fibrosis and impact a broad range of fibrotic and related diseases, including cancer. Our initial focus is on the development of small-molecule inhibitors of galectin-3 and lysyl oxidase-like 2, or LOXL2, which play key roles in regulating fibrosis. We believe our product candidates are distinct from the current generation of antifibrotic agents and have the potential to significantly improve patients’ clinical outcomes and enhance their quality of life.

Our lead product candidate is in Phase 2b clinical development and our other product candidates and research initiatives are in early stages of clinical and preclinical development. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our operations to date have been financed primarily through the issuance of convertible preferred shares, convertible notes, common stock and, most recently, common stock in our initial public offering, or IPO. On November 2, 2020, we completed an IPO of our common stock and issued and sold 6,342,207 shares of common stock at a public offering price of $15.00 per share, including 675,540 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, resulting in net proceeds of $85.7 million after deducting underwriting discounts and commissions and estimated offering expenses. Since inception, we have had significant operating losses. Our net loss was $36.5 million and $15.9 million for the years ended December 31, 2019 and 2018, respectively, and our net loss was $23.3 million for the nine months ended September 30, 2020. As of September 30, 2020, we had an accumulated deficit of $92.8 million and $85.3 million in cash and cash equivalents.

Galecto, Inc. was incorporated in Delaware in October 2019. Shares in Galecto Biotech AB, a Swedish operating company, were exchanged at a one-to-one ratio for shares in Galecto, Inc. in a common control/tax-free reorganization. On December 31, 2019, Galecto, Inc. and PharmAkea consummated the Purchase, whereby Galecto, Inc. acquired PharmAkea in principally an all-stock transaction. As of December 31, 2019, the Company’s wholly-owned subsidiaries were PharmAkea and Galecto Biotech AB, and Galecto ApS, a Danish operating company, was Galecto, Biotech AB’s wholly-owned subsidiary. The condensed consolidated statements of operations and comprehensive loss, convertible preferred shares and stockholders’ deficit and cash flows for the nine months ended September 30, 2020 are that of Galecto, Inc. and for the nine months ended September 30, 2019 are that of Galecto Biotech AB.

Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our accounts payable and accrued expenses. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. In particular, we expect our expenses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, as well as hire additional personnel, pay fees to outside consultants, lawyers and accountants, and incur other increased costs associated with being a public company. In addition, if and when we seek and obtain regulatory approval to commercialize any product candidate, we will also incur increased expenses in connection with commercialization and marketing of any such product. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

Based upon our current operating plan, we believe that the net proceeds from our IPO together with our existing cash and cash equivalents of $85.3 million as of September 30, 2020 will be sufficient to continue funding our development activities into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.

To date, we have not had any products approved for sale and, therefore, have not generated any product revenue. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. As a result, until such time, if ever, that we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including collaborations, licenses or similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed or on favorable terms, if at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies, including our research and development activities. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

The COVID-19 pandemic, which began in December 2019 and has spread worldwide, has caused many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny and other measures. The outbreak and government measures taken in response have also had a significant impact, both directly and indirectly, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the outbreak and its effects on our business and operations are uncertain.

In response to the impact of COVID-19, we have implemented certain measures intended to help us manage its impact and position ourselves to resume operations quickly and efficiently once these restrictions are lifted, such as executing a work-from-home strategy for administrative functions and operations.

Despite our implementation of such measures, the actual and perceived impact of the COVID-19 pandemic is changing daily, and its ultimate effect on us cannot be predicted. To date, the COVID-19 pandemic has caused delays in certain of our studies, including (i) recruitment of our ongoing Phase 2b trial of GB0139 in IPF patients, which has resulted in certain trial protocol amendments and increased costs and (ii) initiation of our Phase 2a clinical trial of GB1211 in NASH patients. We cannot assure you that we will not experience additional negative impacts associated with COVID-19, which could be significant. The COVID-19 pandemic may negatively impact our business, financial condition and results of operations by decreasing or delaying the enrollment of patients in our clinical trials or otherwise causing interruptions or delays in our programs and services, these delays may cause us to reprioritize our planned trials and use of funds for planned trials. See “Risk Factors—Risks Related to Managing Our Business and Operations—The global pandemic of the novel coronavirus disease, COVID-19, has, and may continue to, adversely impact our business, including our preclinical studies, clinical trials and planned clinical trials” for more information regarding the potential impact of COVID-19 on our business and operations.

Components of Operating Results

Operating Expenses

Our operating expenses since inception have consisted primarily of research and development expenses and general and administrative costs.

Research and Development

Our research and development expenses consist primarily of costs incurred for the development of our product candidates and our drug discovery efforts, which include:

•	personnel costs, which include salaries, benefits and equity-based compensation expense;
•	expenses incurred under agreements with consultants, and third-party contract organizations that conduct research and development activities on our behalf;
•	costs related to sponsored research service agreements;
•	costs related to production of preclinical and clinical materials, including fees paid to contract manufacturers;
•	laboratory and vendor expenses related to the execution of preclinical studies and planned clinical trials;

•	laboratory supplies and equipment used for internal research and development activities; and
•	acquired in-process research and development programs.

We expense all research and development costs in the periods in which they are incurred, including for acquired in-process research and development. Costs for certain research and development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and third-party service providers.

From time to time, we obtain grants from public and private funds for our research and development projects. The grant income for a given period is recognized as a cost reimbursement and is typically based on the time and the costs that we have spent on the specific project during that period.

We have historically met the requirements to receive a tax credit in Denmark of up to 5.5 million Danish Kroner per year for losses resulting from research and development costs of up to 25 million Danish Kroner per year. The tax credit is reported as a reduction to research and development expense in the consolidated statements of operations.

Our direct research and development expenses are not currently tracked on a program-by-program basis. We use our personnel and infrastructure resources across multiple research and development programs directed toward identifying and developing product candidates. The majority of our clinical spending in the years ended December 31, 2019 and 2018 was on GB0139. In the nine months ended September 30, 2020 and the years ended December 31, 2019 and 2018, we advanced our GB1211 program from pre-clinical through early clinical development. We acquired our GB2064 program from PharmAkea on December 31, 2019.

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in conducting clinical trials, manufacturing and otherwise advancing our programs. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain.

Because of the numerous risks and uncertainties associated with product development and the current stage of development of our product candidates and programs, we cannot reasonably estimate or know the nature, timing and estimated costs necessary to complete the remainder of the development of our product candidates or programs. We are also unable to predict if, when, or to what extent we will obtain approval and generate revenues from the commercialization and sale of our product candidates. The duration, costs and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:

•	successful completion of preclinical studies and initiation of clinical trials for GB0139, our other current product candidates and any future product candidates;
•

successful enrollment and completion of our Phase 2b clinical trial for GB0139, our planned Phase 2a clinical trial for GB1211, our Phase 2 clinical trial for GB2064 and any clinical trials for future product candidates;

•	data from our clinical programs that support an acceptable risk-benefit profile of our product candidates in the intended patient populations;
•

acceptance by the FDA, regulatory authorities in Europe, Health Canada or other regulatory agencies of the IND applications, clinical trial applications and/or other regulatory filings for GB0139, our other current product candidates and any future product candidates;

•	expansion and maintenance of a workforce of experienced scientists and others to continue to develop our product candidates;
•	successful application for and receipt of marketing approvals from applicable regulatory authorities;
•	obtainment and maintenance of intellectual property protection and regulatory exclusivity for our product candidates;
•	arrangements with third-party manufacturers for, or establishment of, commercial manufacturing capabilities;
•	establishment of sales, marketing and distribution capabilities and successful launch of commercial sales of our products, if and when approved, whether alone or in collaboration with others;

•	acceptance of our products, if and when approved, by patients, the medical community and third-party payors;
•	effective competition with other therapies;
•	obtainment and maintenance of coverage, adequate pricing and adequate reimbursement from third-party payors, including government payors;
•	maintenance, enforcement, defense and protection of our rights in our intellectual property portfolio;
•	avoidance of infringement, misappropriation or other violations with respect to others’ intellectual property or proprietary rights; and
•	maintenance of a continued acceptable safety profile of our products following receipt of any marketing approvals.

We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our preclinical studies and clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. A change in the outcome of any of these factors could mean a significant change in the costs and timing associated with the development of our current and future preclinical and clinical product candidates. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development, or if we experience significant delays in execution of or enrollment in any of our preclinical studies or clinical trials, we could be required to expend significant additional financial resources and time on the completion of preclinical and clinical development.

Research and development activities account for a significant portion of our operating expenses. We expect our research and development expenses to increase for the foreseeable future as we continue to implement our business strategy, which includes advancing GB0139 through clinical development and other product candidates further into clinical development, expanding our research and development efforts, including hiring additional personnel to support our research and development efforts, and seeking regulatory approvals for our product candidates that successfully complete clinical trials. In addition, product candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect our research and development expenses to increase as our product candidates advance into later stages of clinical development. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs, depreciation expense and other expenses for outside professional services, including legal, human resources, audit and accounting services and facility-related fees not otherwise included in research and development expenses. Personnel costs consist of salaries, benefits and equity-based compensation expense, for our personnel in executive, finance and accounting, business operations and other administrative functions. We expect our general and administrative expenses to increase over the next several years to support our continued research and development activities, manufacturing activities, increased costs of expanding our operations and operating as a public company. These increases will likely include increases related to the hiring of additional personnel and legal, regulatory and other fees and services associated with maintaining compliance with Nasdaq listing rules and SEC requirements, director and officer insurance premiums and investor relations costs associated with being a public company.

Other Income (Expense), Net

Our other income (expense), net is comprised of:

•

Foreign exchange: The functional currency of our subsidiaries in Denmark and Sweden is the Euro. Transactions denominated in currencies other than the Euro result in exchange gains and losses that are recorded in our statements of operations.

•

Fair value adjustment on derivative and tranche obligations: We have recorded tranche obligations with respect to milestone closings our sale and issuance of Series C-2 preferred stock in October 2018. The milestone closings of the Series C preferred stock were committed to in December 2019 with the Series C preferred stock and proceeds received in January 2020.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following sets forth our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Change
	2020	2019	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$7,651	$3,674	$3,977	108.2%
General and administrative	2,515	1,152	1,363	118.3%
Total operating expenses	$10,166	$4,826	$5,340	110.7%
Loss from operations	(10,166)	(4,826)	(5,340)	110.7%
Other income (expense), net	(1,485)	721	(2,206)	-306.0%
Net loss	$(11,651)	$(4,105)	$(7,546)	183.8%

Research and development expenses

Research and development expenses were comprised of:

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Preclinical studies and clinical trial-related activities	$3,210	$2,082	$1,128
Chemistry, manufacturing and control	2,150	460	1,690
Personnel	1,068	518	550
Consultants and other costs	1,223	614	609
Total research and development expenses	$7,651	$3,674	$3,977

Research and development expenses were $7.7 million for the three months ended September 30, 2020, compared to $3.7 million for the three months ended September 30, 2019. The increase of $4.0 million was primarily related to an increase in clinical expenses of $1.1 million, an increase in chemistry, manufacturing and control, or CMC, activities of $1.7 million and clinical consulting expenses of $0.6 million related to our Phase 2b study of GB0139 and preparations for a Phase 2a study of GB1211, as well as an increase in personnel costs of $0.6 million.

General and administrative expenses

General and administrative expenses were $2.5 million for the three months ended September 30, 2020, compared to $1.2 million for the three months ended September 30, 2019. The increase of $1.4 million was primarily related to an increase in consultant costs of $0.2 million, an increase in accounting fees of $0.9 million and an increase in personnel costs of $0.3 million as we build our in-house staff, partially offset by a decrease in legal fees of $0.3 million.

Other income (expense), net

Other income (expense), net for the three months ended September 30, 2020 and 2019 were net income of $(1.5) million for the three months ended September 30, 2020 , compared to a net income of $0.7 million for the three months ended September 30, 2019. The increase of $2.2 million was due to the following:

•	Net foreign exchange gains were $(1.5) million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively.
•

We had no fair value adjustments on our tranche obligations in the three months ended September 30, 2020. Fair value adjustments on our tranche obligations relating to the sale of our Series C-2 preferred stock in October 2018 were a $0.4 million gain for the three months ended September 30, 2019.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following sets forth our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,		Change
	2020	2019	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$16,874	$11,893	$4,981	41.9%
General and administrative	5,461	2,224	3,237	145.5%
Total operating expenses	$22,335	$14,117	$8,218	58.2%
Loss from operations	(22,335)	(14,117)	(8,218)	58.2%
Other income (expense), net	(925)	2,033	(2,958)	-145.5%
Net loss	$(23,260)	$(12,084)	$(11,176)	92.5%

Research and development expenses

Research and development expenses were comprised of:

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Preclinical studies and clinical trial-related activities	$6,629	$8,065	$(1,436)
Chemistry, manufacturing and control	4,513	1,194	3,319
Personnel	2,793	1,620	1,173
Consultants and other costs	2,939	1,014	1,925
Total research and development expenses	$16,874	$11,893	$4,981

Research and development expenses were $16.9 million for the nine months ended September 30, 2020, compared to $11.9 million for the nine months ended September 30, 2019. The increase of $5.0 million was due primarily to an increase in chemistry, manufacturing and control, or CMC, activities of $3.3 million and clinical consulting expenses of $1.9 million related to our Phase 2b study of GB0139 and preparations for a Phase 2a study of GB1211, as well as an increase in personnel costs of $1.2 million. The increase was partially offset by lower clinical expenses of $1.4 million primarily due to fewer pre-clinical activities in 2020 as compared to 2019, as well as clinical trial start-up costs incurred in 2019 that were not present in 2020.

General and administrative expenses

General and administrative expenses were $5.5 million for the nine months ended September 30, 2020, compared to $2.2 million for the nine months ended September 30, 2019. The increase of $3.2 million was primarily related to an increase in consultant costs of $0.7 million, an increase in accounting fees of $1.4 million and an increase in personnel costs of $0.7 million as we build our in-house staff.

Other income (expense), net

Other income (expense), net for the nine months ended September 30, 2020 and 2019 were net income of $(0.9) million for the nine months ended September 30, 2020, compared to a net income of $2.0 million for the nine months ended September 30, 2019. The increase of $3.0 million was due to the following:

•	Net foreign exchange gains were $(0.9) million and $0.7 million for the nine months ended September 30, 2020 and 2019, respectively.
•

We had no fair value adjustments on our tranche obligations in the nine months ended September 30, 2020. Fair value adjustments on our tranche obligations relating to the sale of our Series C-2 preferred stock in October 2018 were a $1.4 million gain for the nine months ended September 30, 2019.

Liquidity and Capital Resources

Sources of Liquidity

Our operations to date have been financed primarily through the issuance of convertible preferred shares, convertible notes, common stock and, most recently, our IPO. On November 2, 2020, we completed an IPO of our common stock and issued and sold 6,342,207 shares of common stock at a public offering price of $15.00 per share, including 675,540 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, resulting in net proceeds of $85.7 million after deducting underwriting discounts and commissions and estimated offering expenses. Since inception, we have had significant operating losses. Our net loss was $36.5 million and $15.9 million for the years ended December 31, 2019 and 2018, respectively and our net loss was $23.3 million for the nine months ended September 30, 2020. As of September 30, 2020, we had an accumulated deficit of $92.8 million and $85.3 million in cash and cash equivalents. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We currently expect that our cash and cash equivalents of $85.3 million as of September 30, 2020, together with the gross proceeds from our IPO, will be sufficient to fund our operating expenses and capital requirements into 2024. However, additional funding will be necessary to fund our future clinical and pre-clinical activities, and we do not currently have any committed source of external funding. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects and our ability to continue operations.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(23,686)	$(14,073)
Net cash used in investing activities	—	—
Net cash provided by financing activities	95,599	—
Net increase in cash and cash equivalents	$71,913	$(14,073)

Net Cash Used in Operating Activities

Cash used in operating activities of $23.7 million during the nine months ended September 30, 2020 was attributable to our net loss of $23.3 million together with non-cash items of $0.6 million principally with respect to stock-based compensation and a net decrease of $1.1 million in components of our working capital.

Cash used in operating activities of $14.1 million during the nine months ended September 30, 2019 was attributable to our net loss of $12.1 million together with non-cash items of $1.3 million principally with respect to fair value adjustments on our tranche obligations and a net decrease of $0.7 million in our working capital.

Net Cash Used in Investing Activities

We had no investing activities in the nine months ended September 30, 2020 and 2019.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2020 was $95.6 million comprised of net proceeds of $39.7 million from the sale and issuance of our Series C convertible preferred shares in January 2020 and net proceeds of $55.9 million from the issuance of Series D convertible preferred stock in September 2020.

We had no cash used in or provided by financing activities for the nine months ended September 30, 2019.

Funding Requirements

Any product candidates we may develop may never achieve commercialization and we anticipate that we will continue to incur losses for the foreseeable future. We expect that our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. As a result, until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses; costs related to third-party clinical research, manufacturing and development services; costs relating to the build-out of our headquarters and other offices, our laboratories and our manufacturing facility; license payments or milestone obligations that may arise; laboratory expenses and costs for related supplies; clinical costs; manufacturing costs; legal and other regulatory expenses and general overhead costs.

Based upon our current operating plan, we believe that the net proceeds from our IPO, together with our existing cash and cash equivalents of $85.3 million as of September 30, 2020 will be sufficient to continue funding our development activities into 2024. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we raise additional capital through public or private equity offerings in the future, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the impacts of the COVID-19 pandemic;
•	the progress, costs and results of our ongoing Phase 2b clinical trial of GB0139 and our planned trials for our other product candidates, including our planned Phase 2a clinical trial for GB1211;
•

the scope, progress, results and costs of discovery research, preclinical development, laboratory testing and clinical trials for our product candidates, including our ongoing Phase 2b clinical trial of GB0139;

•	the number of, and development requirements for, other product candidates that we pursue;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to enter into contract manufacturing arrangements for supply of active pharmaceutical ingredient, or API, and manufacture of our product candidates and the terms of such arrangements;
•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;
•	the payment or receipt of milestones and receipt of other collaboration-based revenues, if any;
•

the costs and timing of any future commercialization activities, including product manufacturing, sales, marketing and distribution, for any of our product candidates for which we may receive marketing approval;

•	the amount and timing of revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•

the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property-related claims;

•	the extent to which we acquire or in-license other products, product candidates, technologies or data referencing rights;
•	the ability to receive additional non-dilutive funding, including grants from organizations and foundations; and
•	the costs of operating as a public company.

Further, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for clinical trials and other research and development activities. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated product development programs.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Going Concern

Our evaluation of our ability to continue as a going concern requires us to evaluate our future sources and uses of cash sufficient to fund our currently expected operations in conducting research and development activities one year from the date our consolidated financial statements are issued. We evaluate the probability associated with each source and use of cash resources in making our going concern determination. The research and development of pharmaceutical products is inherently subject to uncertainty.

Research and Development Costs

We incur substantial expenses associated with clinical trials. Accounting for clinical trials relating to activities performed by CROs and other external vendors requires management to exercise significant estimates in regard to the timing and accounting for these expenses. We estimate costs of research and development activities conducted by service providers, which include, the conduct of sponsored research, preclinical studies and contract manufacturing activities. The diverse nature of services being provided under CRO and other arrangements, the different compensation arrangements that exist for each type of service and the lack of timely information related to certain clinical activities complicates the estimation of accruals for services rendered by CROs and other vendors in connection with clinical trials. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and include these costs in the accrued and other current liabilities or prepaid expenses on the balance sheets and within research and development expense on the consolidated statements of operations. In estimating the duration of a clinical study, we evaluate the start-up, treatment and wrap-up periods, compensation arrangements and services rendered attributable to each clinical trial and fluctuations are regularly tested against payment plans and trial completion assumptions.

We estimate these costs based on factors such as estimates of the work completed and budget provided and in accordance with agreements established with our collaboration partners and third-party service providers. We make significant judgments and estimates in determining the accrued liabilities and prepaid expense balances in each reporting period. As actual costs become known, we adjust our accrued liabilities or prepaid expenses. We have not experienced any material differences between accrued costs and actual costs incurred since our inception.

Our expenses related to clinical trials are based on estimates of patient enrollment and related expenses at clinical investigator sites as well as estimates for the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that may be used to conduct and manage clinical trials on our behalf. We generally accrue expenses related to clinical trials based on contracted amounts applied to the level of patient enrollment and activity. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, we modify our estimates of accrued expenses accordingly on a prospective basis.

We acquired the right to develop and commercialize PharmAkea’s product candidate PAT-1251, which we now refer to as GB2064. GB2064 is in clinical development and has not achieved regulatory approval for marketing and absent obtaining such approval, has no alternative future use. As such the costs of acquiring GB2064 are immediately expensed as purchased in-process research and development costs in our consolidated statements of operations.

Equity-based Compensation

We have issued equity-based compensation awards through the granting of stock options, which generally vest over a four-year period. We account for equity-based compensation in accordance with ASC 718, Compensation-Stock Compensation, or ASC 718. In accordance with ASC 718, compensation cost is measured at estimated fair value and is included as compensation expense over the vesting period during which service is provided in exchange for the award.

We use a Black-Scholes option pricing model to determine fair value of our stock options. The Black-Scholes option pricing model includes various assumptions, including the fair value of common shares, expected life of stock options, the expected volatility and the expected risk-free interest rate. These assumptions reflect our best estimates, but they involve inherent uncertainties based on market conditions generally outside our control. As a result, if other assumptions had been used, equity-based compensation cost could have been materially impacted. Furthermore, if we use different assumptions for future grants, share-based compensation cost could be materially impacted in future periods.

The fair value of our awards in the nine months ended September 30, 2020 has been estimated using Black-Scholes based on the following assumptions: term of 5.5 years; volatility of 89%; risk-free rate of 0.38%; and no expectation of dividends. We did not grant any stock options in the year ended December 31, 2019. The fair value of our award in the year ended December 31, 2018 has been estimated using Black-Scholes based on the following assumptions: term of 5 years; volatility of 80%; risk-free rate of 2.8%; and no expectation of dividends.

We will continue to use judgment in evaluating the assumptions utilized for our equity-based compensation expense calculations on a prospective basis. In addition to the assumptions used in the Black-Scholes model, the amount of equity-based compensation expense we recognize in our consolidated financial statements includes stock option forfeitures as they occurred.

As there had been no public market for our common shares prior to our IPO, our board of directors, with input from management, determined the estimated fair value of our common shares as of the date of each option grant considering our then-most recently available third-party valuation of common shares. Valuations are updated when facts and circumstances indicate that the most recent valuation is no longer valid, such as changes in the stage of our development efforts, various exit strategies and their timing, and other scientific developments that could be related to our valuation, or, at a minimum, annually. Third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

For grants of options we made in June 2020, we employed a market approach and utilized the market-adjusted back-solve method for inferring the equity value predicated on the closing of the final tranche of our Series C convertible preferred shares in January 2020, and we allocated value among different classes of equity securities under a black-scholes option pricing methodology, or OPM. This method was selected as we concluded that the recent financing transaction was an arm’s-length transaction. We then applied an adjustment for market performance of the composite of multiple biotechnology indexes which was 0.4% from the period of January 1, 2020 through April 30, 2020. Furthermore, as of the valuation date the development timelines were long (the current Phase 2b clinical trial was expected to last up to 18 additional months) and future liquidity events were difficult to forecast. Application of the OPM back-solve method involves making assumptions for the expected time to liquidity, volatility and risk-free rate and then solving for the value of equity such that the value for the most recent financing equals the amount paid. We assumed a 1.7-year estimated term, 80% volatility rate and a risk-free rate of 0.19%. We then reflected a discount for lack of marketability of 33% derived from our then-current estimates of the time to a liquidity event. With the aid of the April 30, 2020 third-party valuation and after consideration of macroeconomic and company-specific developments during the first half of 2020, our board of directors, with input from management, determined the fair market value of our common shares to be $1.95 per share for the options granted on June 24, 2020.

For grants of options we made in October 2020, we employed a hybrid approach as of September 25, 2020 estimating the probability-weighted value across multiple scenarios including with the back-solve method for inferring the equity value predicated on the closing of the Company’s Series D preferred share transaction (recent transaction method) being weighted at 30% and the initial public offering, or IPO, scenario being weighted at 70%. In the recent transaction method, the Company’s total enterprise value was estimated using the OPM back-solve method as the Company had closed its Series D preferred share financing in September 2020 for gross proceeds of $64.2 million. We assumed a 1.5-year expected term, 89% volatility rate and a risk-free rate of 0.1%. We then reflected a discount for lack of marketability of 30% derived from our then-current estimates of the time to a liquidity event. For the IPO scenario, the future enterprise value at an expected IPO date was discounted to present value and allocated to each outstanding share class, on a fully diluted basis assuming all existing shareholders convert into common shares. The enterprise value was estimated using the guideline IPO transactions method and used an enterprise value between the 25th percentile and median of the 24 recent IPO transactions completed by issuers in a similar stage of development as the Company. The valuation estimated the time to a liquidity event at 0.27 years based on the Company’s plans and progress in pursuing an IPO, including the fact that it had confidentially submitted a draft registration statement on Form S-1. A discount rate of 25% was applied to present value the future IPO share price and a discount for lack of marketability of 5% was also applied. With the aid of a September 25, 2020 third-party valuation and consideration of the progress towards and IPO, our board of directors, with input from management, determined the fair market value of our common shares to be $7.70 per share for the options granted on October 7, 2020.

The estimates of fair value of our common shares are highly complex and subjective. There are significant judgments and estimates inherent in the determination of the fair value of our common shares. These judgments and estimates include assumptions regarding our future operating performance, the time to completing an initial public offering, or IPO, or other liquidity event, the related valuations associated with these events, and the determinations of the appropriate valuation methods at each valuation date. The assumptions underlying these valuations represent our best estimates, which involve inherent uncertainties and the application of management judgment. If we had made different assumptions, our equity-based compensation expense, net loss and net loss per share applicable to common shareholders could have been materially different.

Following our IPO, we intend to determine the fair value of our common stock based on the closing price of our common stock on the date of grant as reported on The Nasdaq Global Select Market.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the jurisdictions and years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Based on the level of historical operating results and projections for the taxable income for the future, we have determined that it is more likely than not that our net deferred tax assets will not be realized. Accordingly, we have recorded a full valuation allowance to reduce our net deferred tax assets.

We recognize tax benefits from uncertain tax positions only if (based on the technical merits of the position) it is more likely than not that the tax positions will be sustained on examination by the tax authority. The tax benefits recognized in the financial statements from such positions are measured based on the largest amount that is more than 50% likely to be realized upon ultimate settlement. We recognize interest and penalties related to unrecognized tax benefits within the provision for taxes in our consolidated statements of operations and comprehensive loss.

We operate in multiple jurisdictions, both within and outside the United States, and may be subject to audits from various tax authorities. Management’s judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, liabilities for uncertain tax positions, and any valuation allowance recorded against our net deferred tax assets. We will monitor the extent to which our deferred tax assets may be realized and adjust the valuation allowance accordingly.

Recently Adopted Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our consolidated financial statements for the years ended December 31, 2019 and 2018 and the nine months ended September 30, 2020 and 2019 appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2020:

	Payments due by period (in thousands)
	Total	Less than one year	One to three years	Three to five years	More than five years
Leases	$1,025	$377	$497	$152	$0
Total contractual obligations	$1,025	$377	$497	$152	$0

We enter into contracts in the normal course of business with third-party service providers for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. We have not included our payment obligations under these contracts in the table, as these contracts generally provide for termination upon notice, and therefore, we believe that our non-cancelable obligations under these agreements are not material and we cannot reasonably estimate the timing of if and when they will occur. We could also enter into additional research, manufacturing, supplier and other agreements in the future, which may require up-front payments and even long-term commitments of cash.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Emerging Growth Company Status

As an EGC under the JOBS Act, we may delay the adoption of certain accounting standards until such time as those standards apply to private companies. Other exemptions and reduced reporting requirements under the JOBS Act for EGCs include presentation of only two years of audited consolidated financial statements in a registration statement for an IPO, an exemption from the requirement to provide an auditor’s report on internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation, and less extensive disclosure about our executive compensation arrangements.

In addition, the JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an EGC to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

We may remain classified as an EGC until December 31, 2025, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of September 30 of any year before that time, or if we have annual gross revenues of $1.07 billion or more in any fiscal year, we would cease to be an EGC as of December 31 of the applicable year. We also would cease to be an EGC if we issue more than $1.0 billion of non-convertible debt over a three-year period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Item 10 of Regulation S-K and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our chief executive officer and chief financial officer concluded that, as a result of material weaknesses in our internal control over financial reporting, as previously disclosed in our Registration Statement on Form S-1 (File No. 333-249369), our disclosure controls and procedures were not effective as of September 30, 2020.

Changes in Internal Control

There has been no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not party to any material legal matters or claims. We may become party to legal matters and claims arising in the ordinary course of business. We cannot predict the outcome of any such legal matters or claims, and despite the potential outcomes, the existence thereof may have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant net losses since inception and we expect to continue to incur significant net losses for the foreseeable future.

We have incurred significant net losses since our inception and have financed our operations principally through equity and debt financing. We continue to incur significant research and development and other expenses related to our ongoing operations. For the years ended December 31, 2019 and 2018, we reported a net loss of $36.5 million and $15.9 million, respectively and for the nine months ended September 30, 2020 and 2019, we reported a net loss of $23.3 million and $12.1 million, respectively. As of December 31, 2019 and September 30, 2020, we had an accumulated deficit of $69.5 million and $92.8 million, respectively. We have devoted substantially all of our resources and efforts to research and development, and we expect that it will be several years, if ever, before we generate revenue from product sales. Even if we receive marketing approval for and commercialize one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to develop and market additional potential product candidates.

We expect to continue to incur significant losses for the foreseeable future, and we anticipate that our expenses will increase substantially if, and as, we:

•	advance our lead product candidate, GB0139, our other current product candidates and any future product candidates through clinical development, and, if successful, later-stage clinical trials;
•	advance our preclinical development programs into clinical development;
•

experience delays or interruptions to preclinical studies, clinical trials, our receipt of services from our third-party service providers on whom we rely, or our supply chain, including delays due to the COVID-19 pandemic;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	commercialize GB0139, our other current product candidates and any future product candidates, if approved;
•	increase the amount of research and development activities to discover and develop product candidates;
•	hire additional clinical development, quality control, scientific and management personnel;
•

expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development and manufacturing efforts, general and administrative functions and our operations as a public company;

•

establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any products for which we may obtain marketing approval and intend to commercialize on our own or jointly with third parties;

•	maintain, expand and protect our intellectual property portfolio; and
•	invest in or in-license other technologies or product candidates.

To become and remain profitable, we must develop and eventually commercialize products with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials, obtaining marketing approval for product candidates, manufacturing, marketing and selling products for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations.

We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs, future commercialization efforts or other operations.

Developing biotechnology and biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our planned clinical trials of GB0139, our other current product candidates and any future product candidates that we may develop, seek regulatory approvals for any of our product candidates and to launch and commercialize any products for which we receive regulatory approval. We also expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce or eliminate one or more of our research and drug development programs or future commercialization efforts.

As of September 30, 2020, we had $85.3 million in cash and cash equivalents which does not include $85.7 million of aggregate net proceeds that we received from our IPO in the fourth quarter of 2020, including 675,540 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock. Based on our current operating plan, we believe that the net proceeds from our IPO, together with existing cash and cash equivalents, will be sufficient to fund our operating expenses and capital expenditure requirements into 2024. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and in any event, we will require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development, marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates;
•	the clinical development plans we establish for these product candidates;
•	the timelines of our clinical trials and the overall costs to finish the clinical trials due to the ongoing COVID-19 pandemic;
•	the number and characteristics of product candidates that we develop;
•	the outcome, timing and cost of meeting regulatory requirements established by the FDA, the European Medicines Agency, or EMA, and other comparable foreign regulatory authorities;
•	whether we are able to enter into and maintain collaboration agreements, including the terms of and timing of payments under any such agreements;
•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
•	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;
•	the effect of competing clinical, technological and market developments;

•	the cost and timing of completion of commercial-scale outsourced manufacturing activities; and
•

the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own.

We do not have any committed external source of funds or other support for our development efforts and we cannot be certain that additional funding will be available on acceptable terms, if at all. Until we can generate sufficient revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted. In addition, any debt financing may subject us to fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable intellectual property or other rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also may be required to seek collaborators for any of our product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our other research and development initiatives. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

The amount of our future losses is uncertain and our quarterly operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.

Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:

•

the timing and success or failure of clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;

•	our ability to successfully recruit and retain subjects for clinical trials, and any delays caused by difficulties in such efforts;
•	our ability to obtain marketing approval for our product candidates, and the timing and scope of any such approvals we may receive;
•	the timing and cost of, and level of investment in, research and development activities relating to our product candidates, which may change from time to time;
•	the cost of manufacturing our product candidates, which may vary depending on the quantity of production and the terms of our agreements with manufacturers;
•	our ability to attract, hire and retain qualified personnel;
•	expenditures that we will or may incur to develop additional product candidates;
•	the level of demand for our product candidates should they receive approval, which may vary significantly;
•	the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future therapeutics that compete with our product candidates;
•	general market conditions or extraordinary external events, such as a recession or the ongoing COVID-19 pandemic;
•	the changing and volatile U.S. and global economic environments; and
•	future accounting pronouncements or changes in our accounting policies.

The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated guidance we may provide.

We, as well as our independent registered public accounting firm, have expressed substantial doubt about our ability to continue as a going concern.

Our recurring losses from operations and negative cash flow raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements for the years ended December 31, 2019 and 2018 with respect to this uncertainty for one year after the date that those financial statements were issued. Subsequent to the issuance of those financial statements, we received net proceeds of $85.7 million from the IPO. Accordingly, as of the issuance date of these unaudited condensed financial statements, we expect that our cash and cash equivalents of $85.3 million as of September 30, 2020, together with the net proceeds from the IPO will be sufficient to fund our operating expenses and capital expenditure requirements into 2024. Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our research and development programs and commercialization efforts.

Risks Related to Research and Development and the Biotechnology and Biopharmaceutical Industry

We have a limited operating history, which may make it difficult to evaluate our prospects and likelihood of success.

We are a clinical-stage biotechnology company with a limited operating history. We were founded as Galecto Biotech AB, a Swedish operating company, in 2011 and incorporated in Delaware as Galecto, Inc. in October 2019, have no products approved for commercial sale and have not generated any revenue. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of our product candidates. Our approach to the discovery and development of product candidates is unproven, and we do not know whether we will be able to develop any products of commercial value. In addition, our product candidates, including our lead product candidate, GB0139, for the treatment of IPF, GB1211 for fibrotic indications, initially for the treatment of NASH, and GB2064 for the treatment of myelofibrosis, are in the early stages of clinical development. These three programs will require substantial additional development and clinical research time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have not yet demonstrated the ability to progress any product candidate through later-stage clinical trials leading to successful marketing authorization. We may be unable to obtain regulatory approval, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, achieve market access, and acceptance with insurers and health care providers, or conduct sales and marketing activities necessary for successful product commercialization. Investment in biotechnology and biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by early-stage biotechnology and biopharmaceutical companies in rapidly evolving fields. Consequently, we have no meaningful history of operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products.

Our business is highly dependent on the success of our lead product candidate, GB0139, as well as GB1211, GB2064 and any other product candidates that we advance into the clinic. All of our product candidates may require significant additional preclinical and clinical development before we may be able to seek regulatory approval for and launch a product commercially.

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We are very early in our development efforts, and our product candidates, including GB0139, are in early clinical development. Because GB0139 is our lead product candidate, if GB0139 encounters safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and business would be significantly harmed. We have conducted a placebo-controlled Phase 2a multi-dose trial of GB0139 in 24 IPF patients. We are currently conducting a Phase 2b placebo-controlled clinical trial of GB0139 in 450 IPF patients. The primary endpoint of the trial is to assess annual rate of decline in FVC after one year of dosing. Reduction in decline of FVC is the surrogate endpoint that was accepted by the FDA for the approval of both of the currently approved treatments for IPF. We anticipate that results from this trial will become available in 2022. We believe that a positive result in this trial has the potential to support an application for conditional approval of GB0139 in the EU, and that the trial also has the potential to be regarded as a registrational trial in the United States, but the EMA and FDA ultimately may not agree with our beliefs.

Before we can generate any revenue from sales of our lead product candidate, GB0139, or any of our other product candidates, we must undergo additional preclinical and clinical development, regulatory review and approval in one or more jurisdictions. In addition, if one or more of our product candidates are approved, we must ensure access to sufficient commercial manufacturing capacity and conduct significant marketing efforts in connection with any commercial launch. These efforts will require substantial investment, and we may not have the financial resources to continue development of our product candidates.

We may experience setbacks that could delay or prevent regulatory approval of, or our ability to commercialize, our product candidates, including:

•

negative or inconclusive results from our preclinical studies or clinical trials or positive results from the clinical trials of others for product candidates similar to ours leading to their approval, and evolving to a decision or requirement to conduct additional preclinical testing or clinical trials or abandon a program;

•

product-related side effects experienced by patients or subjects in our clinical trials or by individuals using drugs or therapeutics that we, the FDA, other regulators or others view as relevant to the development of our product candidates;

•

delays in submitting investigational new drug, or IND, applications or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;

•	conditions imposed by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials, including our clinical endpoints;
•	delays in enrolling subjects in clinical trials, including due to the COVID-19 pandemic;
•	high drop-out rates of subjects from clinical trials;
•	inadequate supply or quality of product candidates or other materials necessary for the conduct of our clinical trials;
•	greater than anticipated clinical trial costs;
•	inability to compete with other therapies;
•	poor efficacy of our product candidates during clinical trials;
•	trial results taking longer than anticipated;
•	trials being subjected to fraud or data capture failure or other technical mishaps leading to the invalidation of our trials in whole or in part;
•	the results of our trials not supporting application for conditional approval in the EU;
•	unfavorable FDA or other regulatory agency inspection and review of a clinical trial site;
•	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
•	delays related to the impact of the spread of the COVID-19 pandemic, including the impact of ongoing COVID-19 on the FDA’s ability to continue its normal operations;
•

delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical development generally or with respect to our technology in particular; or

•	varying interpretations of data by the FDA and similar foreign regulatory agencies.

We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and our manufacturing, marketing, distribution and sales efforts or that of any future collaborator.

Clinical development involves a lengthy, complex and expensive process, with an uncertain outcome, and the results of preclinical studies and early-stage clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials.

To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. In particular, the general approach for FDA approval of a new drug is dispositive data from two well-controlled, Phase 3 clinical trials of the relevant drug in the relevant patient population. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and take years to complete. A product candidate can fail at any stage of testing, even after observing promising signals of activity in earlier preclinical studies or clinical trials. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biotechnology and biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved as therapeutic products, and there can be no assurance that any of our future clinical trials will ultimately be successful or support further clinical development of GB0139 or any of our other product candidates. Product candidates that appear promising in the early phases of development may fail to reach the market for several reasons, including:

•

preclinical studies or clinical trials may show the product candidates to be less effective than expected (e.g., a clinical trial could fail to meet its primary endpoint(s)) or to have unacceptable side effects or toxicities;

•	failure to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful;
•	failure to receive the necessary regulatory approvals;
•	manufacturing costs, formulation issues, pricing or reimbursement issues, or other factors that make a product candidate uneconomical; and
•	the proprietary rights of others and their competing products and technologies that may prevent one of our product candidates from being commercialized.

In addition, differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products.

Additionally, we expect that some of our trials will be open-label studies, where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Therefore, it is possible that positive results observed in open-label trials will not be replicated in later placebo-controlled trials.

In addition, the standards that the FDA and comparable foreign regulatory authorities use when regulating our product candidates require judgment and can change, which makes it difficult to predict with certainty how they will be applied. Although we are initially focusing our efforts on development of small-molecule drug products, we may in the future pursue development of biological products, which could make us subject to additional regulatory requirements. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations. Examples of such regulations include future legislation or administrative action, or changes in FDA policy during the period of product development and FDA regulatory review. We cannot predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support approval. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain approval of any product candidates that we develop.

We are currently conducting clinical trials in foreign countries, as well as in the United States. If we continue to seek to conduct clinical trials in foreign countries or pursue marketing approvals in foreign jurisdictions, we must comply with numerous foreign regulatory requirements governing, among other things, the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process varies among countries and may include all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Moreover, the time required to obtain approval from foreign regulatory agencies may differ from that required to obtain FDA approval. Approval by the FDA does not ensure approval by regulatory authorities outside the United States and vice versa.

Successful completion of clinical trials is a prerequisite to submitting a marketing application to the FDA and similar marketing applications to comparable foreign regulatory authorities, for each product candidate and, consequently, the ultimate approval and commercial marketing of any product candidates. We may experience negative or inconclusive results, which may result in our deciding, or our being required by regulators, to conduct additional clinical studies or trials or abandon some or all of our product development programs, which could have a material adverse effect on our business.

We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of GB0139 or any of our other product candidates in development.

We may experience delays in initiating or completing clinical trials. We also may experience numerous unforeseen events during, or as a result of, any future clinical trials that could delay or prevent our ability to receive marketing approval for, or to commercialize, GB0139 or any of our other product candidates in development, including:

•	regulators or institutional review boards, or IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•

the FDA or other comparable regulatory authorities may disagree with our clinical trial design, including with respect to dosing levels administered in our planned clinical trials, which may delay or prevent us from initiating our clinical trials with our originally intended trial design;

•

we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations, or CROs, which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•

the number of subjects required for clinical trials of any product candidates may be larger than we anticipate, or subjects may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;

•

our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;

•

due to the impact of the COVID-19 pandemic, we have experienced delays in certain of our studies, including (i) a delay in recruitment for our ongoing Phase 2b trial of GB0139 in IPF patients, which has resulted in certain trial protocol amendments and increased costs and (ii) a delay in the initiation of our planned Phase 2a clinical trial of GB1211 in NASH patients, and may continue to experience delays and interruptions to our preclinical studies and clinical trials, we may experience delays or interruptions to our manufacturing supply chain, or we could suffer delays in reaching, or we may fail to reach, agreement on acceptable terms with third-party service providers on whom we rely, these delays may cause us to reprioritize our planned trials and use of funds for planned trials;

•

additional delays and interruptions to our clinical trials could extend the duration of the trials and increase the overall costs to finish the trials as our fixed costs are not substantially reduced during delays;

•

we may elect to, or regulators, IRBs, Data Safety Monitoring Boards, or DSMBs, or ethics committees may require that we or our investigators, suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

•	we may not have the financial resources available to begin and complete the planned trials, or the cost of clinical trials of any product candidates may be greater than we anticipate;
•

the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate to initiate or complete a given clinical trial; and

•

the FDA or other comparable foreign regulatory authorities may require us to submit additional data such as long-term toxicology studies, or impose other requirements before permitting us to initiate a clinical trial.

Our product development costs will increase if we experience additional delays in clinical testing or in obtaining marketing approvals. We do not know whether any of our clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. If we do not achieve our product development goals in the time frames we announce and expect, the approval and commercialization of our product candidates may be delayed or prevented entirely. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates and may allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize our product candidates and harming our business and results of operations. Any delays in our clinical development programs may harm our business, financial condition and results of operations significantly.

Our ongoing and future clinical trials may reveal significant adverse events or unexpected drug-drug interactions not seen in our preclinical studies and may result in a safety profile that could delay or prevent regulatory approval or market acceptance of any of our product candidates.

We have completed a placebo-controlled Phase 2a multi-dose trial of GB0139 in 24 IPF patients and, with the exception of a number of minor reported adverse events (fever, upper respiratory tract infection, abnormal taste in mouth, dry throat), GB0139 was observed to be well-tolerated in these patients with no serious drug-related adverse events. We are currently conducting a double-blind placebo-controlled Phase 2b trial of GB0139 with the goal of enrolling 450 IPF patients.

Our product candidates are designed to inhibit galectin-3 or LOXL2, and we believe such inhibition can play a key role in regulating fibrosis and cancer. However, our products are still in the testing phase. If significant adverse events or other side effects are observed in any of our ongoing or future clinical trials, including of GB0139 for the treatment of IPF, GB02064 for fibrosis indications or GB1211 for fibrosis or cancer, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts altogether. Some potential therapeutics developed in the biotechnology and biopharmaceutical industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies.

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

To date, the COVID-19 pandemic has caused delays in certain of our studies, including (i) a delay in recruitment for our ongoing Phase 2b trial of GB0139 in IPF patients, which has resulted in certain trial protocol amendments and increased costs and (ii) a delay in the initiation of our planned Phase 2a clinical trial of GB1211 in NASH patients. These delays may cause us to reprioritize our planned trials and use of funds for planned trials. We may continue to experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients depends on many factors, including:

•	the patient eligibility and exclusion criteria defined in the protocol;
•	the size of the patient population required for analysis of the trial’s primary endpoints and the process for identifying patients;
•	the willingness or availability (including legality under applicable COVID-19 shelter-in-place regulations) of patients to participate in our trials (including due to fears of contracting COVID-19);
•	the willingness of investigators and other third parties to support patient enrollment due to concerns surrounding the COVID-19 pandemic;
•	the proximity of patients to trial sites;

•	the design of the trial;
•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•

clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating;

•	the availability of competing commercially available therapies and other competing product candidates’ clinical trials;
•	our ability to obtain and maintain patient informed consents; and
•	the risk that patients enrolled in clinical trials will drop out of the trials before completion.

For example, we are initially developing GB0139 for the treatment of IPF, which is an orphan indication. In the United States, IPF is estimated to affect approximately 140,000 patients. As a result, we may encounter difficulties enrolling subjects in our clinical trials of GB0139 due, in part, to the small size of this patient population. In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. Certain of our planned clinical trials may also involve invasive procedures such as bronchoscopy and bronchoalveolar lavage, or BAL, procedure, which may lead some patients to drop out of trials to avoid these follow-up procedures.

Further, timely enrollment in clinical trials is reliant on clinical trial sites which may be adversely affected by global health matters, including, among other things, pandemics. For example, the COVID-19 pandemic has affected certain of our clinical trial sites as they have not been allowed to enroll or recruit patients and other sites have not been able to receive patient visits, which has resulted in the need to amend our protocol. Further, certain sites have not been able to receive visits from us or our representatives and the opening of such sites has been stalled. In addition, after enrollment in these trials, if patients contract COVID-19 during participation in our trials or are subject to isolation or shelter-in-place restrictions, they may drop out of our trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols. If patients are unable to follow the trial protocols or if our trial results are otherwise disputed due to the effects of the COVID-19 pandemic or actions taken to mitigate its spread, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program.

Some factors from the COVID-19 pandemic that we believe may adversely affect enrollment in our trials include:

•

the diversion of healthcare resources away from the conduct of clinical trial matters to focus on pandemic concerns, including the attention of infectious disease physicians serving as our clinical trial investigators, hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

given that our clinical trial of GB0139 will be enrolling patients who have a respiratory illness, some patients who would otherwise be candidates for enrollment in this clinical trial are at increased risk of severe effects of the coronavirus, which may kill some patients and render others too ill to participate, limiting the available pool of participants for our trials;

•	the inability of patients to come to hospitals and universities to participate in our trials, which may force us to change our protocols, rendering the trials more difficult and costly to conduct;
•	the fact that there can be no guarantee that any proposed changes to our protocols, if necessary, would be acceptable to regulators;
•	limitations on travel that interrupt key trial activities, such as clinical trial site initiations and monitoring;
•	interruption in global shipping affecting the transport of clinical trial materials being used in our trials; and
•	employee furlough days that delay necessary interactions with local regulators, ethics committees and other important agencies and contractors.

These and other factors arising from the COVID-19 pandemic could worsen in countries that are already afflicted with the virus or could continue to spread to additional countries, each of which may further adversely impact our clinical trials. The global outbreak of the COVID-19 pandemic continues to evolve and the conduct of our trials may continue to be adversely affected, despite efforts to mitigate this impact.

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our future clinical trials, which could cause us to reprioritize our planned trials and use of funds for planned trials, prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

The design or execution of our ongoing and future clinical trials may not support marketing approval.

The design or execution of a clinical trial can determine whether its results will support marketing approval, and flaws in the design or execution of a clinical trial may not become apparent until the clinical trial is well advanced. Additionally, in some instances, there can be significant variability in safety or efficacy results between different trials with the same product candidate due to numerous factors, including differences in trial protocols, size and type of the patient populations, variable adherence to the dosing regimen or other protocol requirements and the rate of dropout among clinical trial participants. We do not know whether any clinical trials we conduct will demonstrate consistent or adequate efficacy and safety to obtain marketing approval to market our product candidates. For example, we have designed our product candidates to be selective, but they may not be selective enough to achieve the desired safety or efficacy or gain marketing approval.

Additionally, we are currently testing GB0139 both as a monotherapy and in combination with nintedanib or pirfenidone. Although we may be able to observe activity of GB0139 as a monotherapy, it may be difficult to observe activity of GB0139 when it is administered with an agent approved for decelerating a reduction in lung function in IPF patients. Similarly, the addition of GB0139 to nintedanib or pirfenidone may give rise to side effects that were not anticipated based on preclinical studies or early clinical studies in which GB0139 was given as a monotherapy. We are unable to predict how the future results of our combination therapy trial cohorts could affect the prospects for securing marketing approval of GB0139.

Further, the FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and in determining when or whether marketing approval will be obtained for any of our product candidates. Our product candidates may not be approved even if they achieve their primary endpoints in future Phase 3 clinical trials or registrational trials. The FDA or comparable foreign regulatory authorities may disagree with our trial designs and our interpretation of data from preclinical studies or clinical trials. In addition, any of these regulatory authorities may change the requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal Phase 3 or registrational clinical trial. In addition, any of these regulatory authorities may also approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. The FDA or comparable foreign regulatory authorities may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of our product candidates, if approved.

We have obtained orphan drug designation for GB0139; however, we may be unable to maintain this designation or obtain orphan drug designation for our other product candidates, and we may not be able to realize the benefits of such designation, including potential marketing exclusivity of our product candidates, if approved.

As part of our business strategy, we sought and have received orphan drug designation for treatment of IPF for GB0139; however, we may not be able to maintain this status. We may also seek orphan drug designation for future product candidates, and we may be unsuccessful in obtaining this designation. Regulatory authorities in some jurisdictions, including the United States and other major markets, may designate drugs intended to treat conditions or diseases affecting relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.

Similarly, in Europe, the European Commission grants orphan drug designation after receiving the opinion of the EMA Committee for Orphan Medicinal Products on an orphan drug designation application. Orphan drug designation is intended to promote the development of drugs that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in Europe and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). Additionally, designation is granted for drugs intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in Europe would be sufficient to justify the necessary investment in developing the drug. In Europe, orphan drug designation entitles a party to a number of incentives, such as protocol assistance and scientific advice specifically for designated orphan medicines, and potential fee reductions depending on the status of the sponsor.

Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or EMA from approving another marketing application for a product that constitutes the same drug treating the same indication for that marketing exclusivity period, except in limited circumstances. The applicable period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a drug or biologic no longer meets the criteria for orphan drug designation or if the drug or biologic is sufficiently profitable such that market exclusivity is no longer justified. Orphan drug exclusivity may be revoked if any regulatory agency determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

Even though we have obtained orphan drug designation for GB0139, and even if we are able to obtain orphan drug exclusivity for a future product candidate, that exclusivity may not effectively protect the relevant product candidate from competition because different therapies can be approved for the same condition and the same therapies can be approved for different conditions but used off-label for the orphan disease. Even after an orphan drug is approved, the FDA may subsequently approve another product for the same condition if the FDA concludes that the latter product is not the same product or is clinically superior to the protected orphan drug because it is shown to be safer or more effective, or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the orphan indication for which it was designated. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we have obtained orphan drug designation for GB0139, we may not be able to maintain such designations; and while we may seek orphan drug designation for applicable indications for any future product candidates, we may never receive such designations. Even though we have received such designations for GB0139, and may receive further such designations in the future, there is no guarantee that we will enjoy the benefits of those designations.

Breakthrough Therapy designation and Fast Track designation by the FDA, neither of which has been obtained, even if granted for any of our current or future product candidates, may not lead to a faster development or regulatory review process, and such designations do not increase the likelihood that any of our product candidates will receive marketing approval in the United States.

We intend to evaluate regulatory strategies that could enable us to take advantage of expedited development pathways for certain of our product candidates, although we cannot be certain that our product candidates will qualify for any expedited development pathways or that regulatory authorities will grant, or allow us to maintain, the relevant designations. Potential expedited development pathways that we could pursue include breakthrough therapy and Fast Track designation.

Breakthrough Therapy designation is intended to expedite the development and review of product candidates that are designed to treat serious or life-threatening diseases when preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation of a product candidate as a breakthrough therapy provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate and ensure collection of appropriate data needed to support approval; more frequent written correspondence from FDA about such things as the design of the proposed clinical trials and use of biomarkers; intensive guidance on an efficient drug development program, beginning as early as Phase 1; organizational commitment involving senior managers; and eligibility for rolling review and priority review.

Fast Track designation is designed for product candidates intended for the treatment of a serious or life-threatening disease or condition, where nonclinical or clinical data demonstrate the potential to address an unmet medical need for this disease or condition. The designation of a product candidate as Fast Track provides potential benefits that include more opportunities for frequent interaction and communication with FDA during product development and eligibility for rolling review and priority review.

Even if we believe a particular product candidate is eligible for Breakthrough Therapy or Fast Track designation, we cannot assure you that the FDA would decide to grant such a designation in response to our written requests. Breakthrough Therapy designation and Fast Track designation do not change the standards for product approval, and there is no assurance that such designation will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the Breakthrough Therapy designation or Fast Track designation. Thus, even if we do receive Breakthrough Therapy or Fast Track designation for any of our product candidates, we may not experience a faster development process, review or marketing approval compared to conventional FDA procedures. The FDA may withdraw Breakthrough Therapy or Fast Track designation if it believes that the product no longer meets the qualifying criteria. Our business may be harmed if we are unable to avail ourselves of these or any other expedited development and regulatory pathways.

Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates progress through preclinical to late-stage clinical trials to marketing approval and commercialization, various aspects of the development program, such as manufacturing methods and the product’s formulation, may be altered along the way in an effort to optimize yield, manufacturing batch size, minimize costs and achieve consistent quality and results. These changes carry the risk that they will not achieve their intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates and generate revenue.

In addition, there are risks associated with process development and large-scale manufacturing for clinical trials or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with good manufacturing practices, lot consistency and timely availability of raw materials. Even if we obtain marketing approval for any of our product candidates, there is no assurance that our third-party manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other comparable foreign regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential commercial launch of the product or to meet potential future demand. Additionally, if we advance a biological candidate into IND-enabling studies, the manufacturing processes for biological products are more complex and expensive than with small-molecule products and additional manufacturing suppliers may be needed to manufacture clinical supplies for these programs. If our contract manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

We may not be successful in our efforts to identify or discover additional product candidates in the future.

Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

•	our inability to design such product candidates with the pharmacological properties that we desire or attractive pharmacokinetics;
•	our inability to design and develop a suitable manufacturing process; or
•

potential product candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be medicines that will receive marketing approval and achieve market acceptance.

Research programs to identify new product candidates require substantial technical, financial and human resources. If we are unable to identify suitable compounds for preclinical and clinical development, we will not be able to obtain product revenue in future periods, which likely would result in significant harm to our financial position and adversely impact our stock price.

Due to our limited resources and access to capital, we must make decisions on the allocation of resources to certain programs and product candidates; these decisions may prove to be wrong and may adversely affect our business.

We have limited financial and human resources and intend to initially focus on research programs and product candidates for a limited set of indications. As a result, we may forgo or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential or a greater likelihood of success. In addition, we may seek to accelerate our development timelines, including by initiating certain clinical trials of our product candidates before earlier-stage studies have been completed. This approach may cause us to commit significant resources to prepare for and conduct later-stage trials for one or more product candidates that subsequently fail earlier-stage clinical testing. Therefore, our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities, or expend resources on product candidates that are not viable.

There can be no assurance that we will ever be able to identify additional therapeutic opportunities for our product candidates or to develop suitable potential product candidates through internal research programs, which could materially adversely affect our future growth and prospects. We may focus our efforts and resources on potential product candidates or other potential programs that ultimately prove to be unsuccessful.

If product liability lawsuits are brought against us, we may incur substantial financial or other liabilities and may be required to limit commercialization of our product candidates.

We face an inherent risk of product liability as a result of testing GB0139 and any of our other product candidates in clinical trials and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical trials, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even a successful defense of these claims would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	inability to bring a product candidate to the market;
•	decreased demand for our products;
•	injury to our reputation;
•	withdrawal of clinical trial participants and inability to continue clinical trials;
•	initiation of investigations by regulators;
•	fines, injunctions or criminal penalties;
•	costs to defend the related litigation;
•	diversion of management’s time and our resources;
•	substantial monetary awards to trial participants;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenue;
•	exhaustion of any available insurance and our capital resources;
•	the inability to commercialize any product candidate, if approved; and
•	decline in our share price.

Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We will need to obtain additional insurance for clinical trials as GB0139, and any of our other product candidates continue clinical development and as additional product candidates enter the clinic. However, we may be unable to obtain, or may obtain on unfavorable terms, clinical trial insurance in amounts adequate to cover any liabilities from any of our clinical trials. Our insurance policies may also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new drug products is highly competitive. We may face competition with respect to any product candidates that we seek to develop or commercialize in the future from major biotechnology and biopharmaceutical companies, specialty biotechnology and biopharmaceutical companies, and other biotechnology and biopharmaceutical companies worldwide. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.

There are a number of large biotechnology and biopharmaceutical companies that are currently pursuing the development of products for the treatment of the biological processes that drive fibrosis and other indications we are pursuing. Companies that we are aware of that are targeting the treatment of various fibrosis indications include large companies with significant financial resources such as Pharmaxis Ltd, Biogen, Inc., AbbVie Inc., Gilead Sciences, Inc., Pliant Therapeutics, Inc., Galectin Therapeutics, Inc., FibroGen, Inc., Liminal BioSciences, Inc., Galapagos NV, Bristol Myers Squibb Co., Madrigal, Constellation Pharmaceuticals, Inventiva, Akero Therapeutics, Inc., Roche Holding AG and Novartis AG. However, we know of no other companies currently in clinical development with an inhaled or orally available small-molecule inhibitor of galectin-3 or an orally available small-molecule inhibitor of LOXL2 for myelofibrosis. For additional information regarding our competition, see “Business—Competition.”

Many of our current or potential competitors, either alone or with their strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do.

Mergers and acquisitions in the biopharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, more convenient, or less expensive than any products that we may develop. Furthermore, products currently approved for other indications could be discovered to be effective treatments of the biological processes that drive fibrosis as well, which could give such products significant regulatory and market timing advantages over GB0139 or other product candidates that we may identify. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we do, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, products or technologies developed by our competitors may render our potential product candidates uneconomical or obsolete and we may not be successful in marketing any product candidates we may develop against competitors. The availability of competitive products could limit the demand, and the price we are able to charge, for any products that we may develop and commercialize.

We have identified a material weakness in our internal control over financial reporting. If our remediation of this material weakness is not effective, or if we experience additional material weaknesses or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations.

In connection with our preparation and the audits of our financial statements as of and for the years ended December 31, 2019 and 2018, our independent registered public accounting firm identified a material weakness as defined under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and by the Public Company Accounting Oversight Board (United States) in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

The material weakness related to our financial statement closing process, primarily related to the lack of sufficient skilled personnel with U.S. generally accepted accounting principles, or U.S. GAAP, and Securities and Exchange Commission, or SEC, reporting knowledge and expertise for purposes of timely and reliable financial reporting and our dependence on third-party service providers for the preparation and closing of our financial records. Specifically, the material weakness identified relates to the lack of appropriate internal controls over the work performed by the third-party service providers and that, as a result thereof, management failed to timely identify material misstatements in accounting for our debt and equity instruments, research and development, and taxation.

We are working to remediate the material weakness and are taking steps to strengthen our internal control over financial reporting such as the hiring of Jonathan Freve as Chief Financial Officer in Q2 2020 and a Corporate Controller in Q4 2020. Additionally, we plan to further develop and implement formal policies, processes and documentation procedures relating to our financial reporting, including the oversight of third-party service providers. The actions that we are taking are subject to ongoing executive management review and will also be subject to audit committee oversight. If we are unable to successfully remediate the material weakness, or if in the future, we identify further material weaknesses in our internal controls over financial reporting, we may not detect errors on a timely basis, and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company, we will be required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The Nasdaq Global Select Market or other adverse consequences that would materially harm our business. In addition, we could become subject to investigations by Nasdaq, the SEC, and other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation and our financial condition, or divert financial and management resources from our core business.

Neither our management nor an independent registered public accounting firm has performed an evaluation of our internal control over financial reporting in accordance with the provision of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, because no such evaluation has been required. Had we or our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses may have been identified.

Risks Related to Marketing, Reimbursement, Healthcare Regulations and Ongoing Regulatory Compliance

Even if a product candidate we develop receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

Even if GB0139 or any other product candidate we develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, such as Medicare and Medicaid programs and managed care organizations, and others in the medical community. In addition, the availability of coverage by third-party payors may be affected by existing and future health care reform measures designed to reduce the cost of health care. If the product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable.

The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and potential advantages of our current or future product candidates compared to alternative treatments;
•	limitations or warnings contained in the labeling approved for our current or future product candidates by the FDA or other applicable regulatory authorities;
•	the clinical indications for which our current or future product candidates are approved;
•	availability of alternative treatments already approved or commercially launched in the future;
•	the ability to offer our products, if approved, for sale at competitive prices;
•	convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the recommendations with respect to our product candidates in guidelines published by various scientific organizations applicable to us and our product candidates;
•	the strength of marketing and distribution support;
•	the ability to obtain sufficient third-party coverage and adequate reimbursement; and
•	the prevalence and severity of any side effects.

Sales of medical products also depend on the willingness of physicians to prescribe the treatment, which is likely to be based on a determination by these physicians that the products are safe, therapeutically effective and cost effective. In addition, the inclusion or exclusion of products from treatment guidelines established by various physician groups and the viewpoints of influential physicians can affect the willingness of other physicians to prescribe the treatment. We cannot predict whether physicians, physicians’ organizations, hospitals, other healthcare providers, government agencies or private insurers will determine that our products are safe, therapeutically effective and cost effective as compared with competing treatments. If any product candidate is approved but does not achieve an adequate level of acceptance by such parties, we may not generate or derive sufficient revenue from that product candidate and may not become or remain profitable. If government and other third-party payors do not provide coverage and adequate reimbursement levels for any products we commercialize, market acceptance and commercial success would be reduced.

Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, if approved, which could make it difficult for us to sell any product candidates profitably.

In the United States and in other countries, patients who are prescribed treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval. In the United States, sales of any products for which we may receive regulatory marketing approval will depend, in part, on the availability of coverage and reimbursement from third-party payors. Third-party payors include government authorities such as Medicare, Medicaid, TRICARE, and the Veterans Administration, managed care providers, private health insurers, and other organizations. Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Patients are unlikely to use our product candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost. We cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our product candidates or assure that coverage and reimbursement will be available for any product that we may develop.

Government authorities and other third-party payors decide which drugs and treatments they will cover and the amount of reimbursement. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

•	a covered benefit under its health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient;
•	cost-effective; and
•	neither experimental nor investigational.

Our ability to commercialize any products successfully will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors, including government health care programs and private health insurers. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. Therefore, coverage and reimbursement for our products can differ significantly from payor to payor. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of product candidates, once approved. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates, if approved.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also called the Medicare Modernization Act, or the MMA, established the Medicare Part D program to provide a voluntary prescription drug and biologic benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs and biologics. Unlike Medicare Parts A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs and biologics, and each drug plan can develop its own formulary that identifies which drugs and biologics it will cover, and at what tier or level. However, Part D prescription drug formularies must include products within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs and biologics in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs and biologics may increase demand for products for which we obtain marketing approval. Any negotiated prices for any of our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

For a drug or biologic product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the average manufacturer price, or AMP, and Medicaid rebate amounts reported by the manufacturer. As of 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, expanded the types of entities eligible to receive discounted 340B pricing, although under the current state of the law these newly eligible entities (with the exception of children’s hospitals) will not be eligible to receive discounted 340B pricing on orphan drugs. As the required 340B discount is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase. The Centers for Medicare & Medicaid Services, or CMS, has previously and may in the future implement reductions in Medicare Part B reimbursement for 340B drugs through notice and comment rulemaking. It is unclear how such reimbursement reductions could affect covered hospitals who might purchase our products in the future, and affect the rates we may charge such facilities for our approved products.

Changes to these current laws and state and federal healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Even if we obtain FDA approval of any of our product candidates, we may never obtain approval or commercialize such products outside of the United States, which would limit our ability to realize their full market potential.

In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and may require additional preclinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our ability to realize the full market potential of our products will be harmed.

We currently have no marketing and sales organization and have no experience as a company in commercializing products, and we may have to invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell any products for which we obtain regulatory approval, we may not be able to generate product revenue.

We have no internal sales, marketing or distribution capabilities, nor have we commercialized a product. If any of our product candidates ultimately receives regulatory approval, we expect to establish a marketing and sales organization with technical expertise and supporting distribution capabilities to commercialize each such product in major markets, which will be expensive and time consuming. We have no prior experience as a company in the marketing, sale and distribution of pharmaceutical products, and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may also choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms, or at all. In addition, our product revenues and our profitability, if any, may be lower if we rely on third parties for these functions than if we were to market, sell and distribute any products that we develop and for which we receive regulatory approval ourselves. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we are not successful in commercializing our products, either on our own or through arrangements with one or more third parties, we may not be able to generate any future product revenue and we would incur significant additional losses.

Our relationships with healthcare providers, physicians, prescribers, purchasers, third-party payors, charitable organizations and patients will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of biotechnology and biopharmaceutical products. Arrangements with third-party payors and customers can expose biotechnology and biopharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute, or AKS, and the federal False Claims Act, or FCA, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute biotechnology and biopharmaceutical products. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. The applicable federal, state and foreign healthcare laws and regulations laws that may affect our ability to operate include, but are not limited to:

•

the AKS, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, a claim submitted for payment to any federal health care program that includes items or services that were made as a result of a violation of the AKS constitutes a false or fraudulent claim for purposes of the FCA. The AKS has been interpreted to apply to arrangements between biotechnology and biopharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers, among others, on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;

•

the federal civil and criminal false claims laws, including the FCA, and civil monetary penalty laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false, fictitious or fraudulent claims for payment to, or approval by Medicare, Medicaid, or other federal healthcare programs; knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the federal government. A claim that includes items or services resulting from a violation of the AKS constitutes a false or fraudulent claim under the FCA. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring qui tam actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the AKS, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose, among other things, requirements relating to the privacy, security and transmission of individually identifiable health information on certain covered healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their respective “business associates,” those independent contractors or agents of covered entities that perform services for covered entities that involve the creation, use, receipt, maintenance or disclosure of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

•

the federal Physician Payments Sunshine Act, created under the ACA, and its implementing regulations, which require some manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made in the previous year to certain non-physician providers such as physician assistants and nurse practitioners;

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by third-party payors, including private insurers, and may be broader in scope than their federal equivalents; state and foreign laws that require biotechnology and biopharmaceutical companies to comply with the biotechnology and biopharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing; state and local laws that require the registration of biotechnology and biopharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

The distribution of biotechnology and biopharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of biotechnology and biopharmaceutical products.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from other aspects of its business.

It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, reputational harm, possible exclusion from participation in federal and state funded healthcare programs, contractual damages and the curtailment or restricting of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Any action for violation of these laws, even if successfully defended, could cause a biotechnology and biopharmaceutical manufacturer to incur significant legal expenses and divert management’s attention from the operation of the business. Prohibitions or restrictions on sales or withdrawal of future marketed products could materially affect business in an adverse way.

Even if we receive regulatory approval of any product candidates, we will be subject to ongoing post-marketing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

If any of our product candidates are approved, they will be subject to ongoing post-marketing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies and submission of safety, efficacy and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. In addition, we will be subject to continued compliance with current good manufacturing practice, or cGMP, for any drug products we distribute and with good clinical practice, or GCP requirements for any clinical trials that we conduct post-approval.

Manufacturers and their facilities are required to comply with extensive FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any marketing application, and previous responses to inspection observations. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a Risk Evaluation and Mitigation Strategy, or REMS, as a condition of approval of our product candidates, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, we will have to comply with requirements including submissions of safety and other post-marketing information and reports and registration.

Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or product recalls;
•	fines, warning letters or holds on clinical trials;
•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or withdrawal of approvals;
•	product seizure or detention or refusal to permit the import or export of our product candidates; and
•	consent decrees or injunctions or the imposition of civil or criminal penalties.

Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. However, companies may share truthful and not misleading information that is not inconsistent with the labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses and a company that is found to have improperly promoted off-label uses may be subject to significant liability. The policies of the FDA and of other regulatory authorities may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

Ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example, changes to our manufacturing arrangements; additions or modifications to product labeling; the recall or discontinuation of our products; or additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

In the United States, there have been and likely will continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the ACA was passed, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacted the U.S. biotechnology and biopharmaceutical industries. The ACA, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts from the negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are scheduled for November 10, 2020. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business. In addition, the Trump administration has issued various Executive Orders, which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Additionally, Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. On December 20, 2019, President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repeals the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs, including aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018, or BBA, will remain in effect through 2030, unless additional congressional action is taken. However, these Medicare sequester reductions have been suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. The BBA also amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

At the federal level, the Trump administration’s budget for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. The Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule that would allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. On July 24, 2020, President Trump signed four Executive Orders aimed at lowering drug prices. The Executive Orders direct the Secretary of HHS to: (1) eliminate protection under an AKS safe harbor for certain retrospective price reductions provided by drug manufacturers to sponsors of Medicare Part D plans or pharmacy benefit managers that are not applied at the point-of-sale; (2) allow the importation of certain drugs from other countries through individual waivers, permit the re-importation of insulin products, and prioritize finalization of the proposed rule to permit the importation of drugs from Canada; (3) ensure that payment by the Medicare program for certain Medicare Part B drugs is not higher than the payment by other comparable countries (depending on whether pharmaceutical manufacturers agree to other measures); and (4) require Federally Qualified Health Centers, or FQHCs, participating in the 340B drug program to provide insulin and injectable epinephrine to certain low-income individuals at the discounted price paid by the FQHC, plus a minimal administrative fee. On October 1, 2020, the FDA issued the final rule allowing importation of certain prescription drugs from Canada. On August 6, 2020, President Trump signed an additional Executive Order directing U.S. government agencies to encourage the domestic procurement of

Essential Medicines, Medical Countermeasures, and Critical Inputs, which include among other things, active pharmaceutical ingredients and drugs intended for use in the diagnosis, cure, mitigation, treatment, or prevention of COVID-19. The FDA has been directed to release a full list of Essential Medicines, Medical Countermeasures, and Critical Inputs affected by this Order by November 5, 2020. On September 13, 2020, President Trump signed an Executive Order directing HHS to implement a rulemaking plan to test a payment model, pursuant to which Medicare would pay, for certain high-cost prescription drugs and biological products covered by Medicare Part B, no more than the most-favored-nation price (i.e., the lowest price) after adjustments, for a pharmaceutical product that the drug manufacturer sells in a member country of the Organization for Economic Cooperation and Development that has a comparable per-capita gross domestic product. Although a number of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors.

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biologic product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

These laws, and future state and federal healthcare reform measures may be adopted in the future, any of which may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Additionally, we expect to experience pricing pressures in connection with the sale of any future approved product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, cost containment initiatives and additional legislative changes.

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC, and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to review and process our regulatory submissions timely, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities while local, national and international conditions warrant. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials, which the FDA continues to update. As of June 23, 2020, the FDA noted it was conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. On July 10, 2020, the FDA announced its goal of restarting domestic on-site inspections during the week of July 20, 2020, but such activities will depend on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, the FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

EU drug marketing and reimbursement regulations may materially affect our ability to market and receive coverage for our products in the European member states.

We intend to seek approval to market our product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the EU, the pricing of drugs is subject to governmental control and other market regulations which could put pressure on the pricing and usage of our product candidates. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our product candidates and may be affected by existing and future health care reform measures.

Much like the AKS prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to physicians is governed by the national anti-bribery laws of EU member states, and in respect of the United Kingdom, or U.K. (which is no longer a member of the EU), the U.K. Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment.

Payments made to physicians in certain EU member states must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU member states. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the EU member states. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

In addition, in most foreign countries, including the European Economic Area, or EEA, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries, we may be required to conduct a clinical study or other studies that compare the cost-effectiveness of any of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for biotechnology and biopharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the EU do not follow price structures of the United States, and generally, prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales and the potential profitability of any of our product candidates in those countries would be negatively affected.

We may incur substantial costs in our efforts to comply with evolving global data protection laws and regulations, and any failure or perceived failure by us to comply with such laws and regulations may harm our business and operations.

The global data protection landscape is rapidly evolving, and we may be or become subject to or affected by numerous federal, state and foreign laws and regulations, as well as regulatory guidance, governing the collection, use, disclosure, transfer, security and processing of personal data, such as information that we collect about participants and healthcare providers in connection with clinical trials. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, which may create uncertainty in our business, affect our or our service providers’ ability to operate in certain jurisdictions or to collect, store, transfer use and share personal data, result in liability or impose additional compliance or other costs on us. Any failure or perceived failure by us to comply with federal, state, or foreign laws or self-regulatory standards could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others. Recently, California passed the California Data Privacy Protection Act of 2018, or the CCPA, which went into effect in January 2020 and provides new data privacy rights for consumers and new operational requirements for companies, which may increase our compliance costs and potential liability. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact certain of our business activities. The CCPA may lead to similar laws in other U.S. states or at a national level, which could increase our potential liability and adversely affect our business.

In addition to our operations in the United States, which may be subject to healthcare and other laws relating to the privacy and security of health information and other personal information, we have operations in Europe and are subject to European data privacy laws, regulations and guidelines. The General Data Protection Regulation, (EU) 2016/679, or GDPR, became effective on May 25, 2018, and deals with the collection, use, storage, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals in the EEA. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, including requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside the EEA, including to the United States, providing details to those individuals regarding the processing of their personal health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR increases substantially the penalties to which we could be subject in the event of any non-compliance, including fines of up to €10 million or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to €20 million or up to 4% of our total worldwide annual turnover, whichever is greater, for more serious offenses. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers.

Further, national laws of member states of the EU are in the process of being adapted to the requirements under the GDPR, thereby implementing national laws which may partially deviate from the GDPR and impose different obligations from country to country, so that we do not expect to operate in a uniform legal landscape in the EEA. Also, as it relates to processing and transfer of genetic data, the GDPR specifically allows national laws to impose additional and more specific requirements or restrictions, and European laws have historically differed quite substantially in this field, leading to additional uncertainty. The U.K.’s decision to leave the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the U.K. In particular, it is unclear how data transfers to and from the U.K. will be regulated now that the U.K. has left the EU.

We are conducting clinical trials in the EEA, and the GDPR increases our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we are required to have in place additional mechanisms and safeguards to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR is a rigorous and time-intensive process that increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. We expect that we will continue to face uncertainty as to whether our efforts to comply with any obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new clients or biotechnology and biopharmaceutical partners. We may also experience hesitancy, reluctance, or refusal by European or multi-national vendors or biotechnology and biopharmaceutical partners to continue to use our products due to the potential risk exposure as a result of the current (and, in particular, future) data protection obligations imposed on them by certain data protection authorities in interpretation of current law, including the GDPR. Such vendors or biotechnology and biopharmaceutical partners may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain, or otherwise objectionable and therefore decide not to do business with us. Any of the forgoing could materially harm our business, prospects, financial condition and results of operations.

Legal, political and economic uncertainty surrounding the exit of the U.K. from the EU may be a source of instability in international markets, create significant currency fluctuations, adversely affect our operations in the U.K. and pose additional risks to our business, revenue, financial condition, and results of operations.

On June 23, 2016, the U.K. held a referendum in which a majority of the eligible members of the electorate voted to leave the EU, commonly referred to as Brexit. Pursuant to Article 50 of the Treaty on EU, the U.K. ceased being a member state of the EU on January 31, 2020. However, the terms of the withdrawal have yet to be fully negotiated. The implementation period began February 1, 2020 and will continue until December 31, 2020. During this 11-month period, the U.K. will continue to follow all of the EU’s rules, the EU’s pharmaceutical law remains applicable to the U.K. and the U.K.’s trading relationship will remain the same. However, regulations (including financial laws and regulations, tax and free trade agreements, intellectual property rights, data protection laws, supply chain logistics, environmental, health and safety laws and regulations medicine licensing and regulations, immigration laws and employment laws), have yet to be addressed. This lack of clarity on future U.K. laws and regulations and their interaction with the EU laws and regulations may negatively impact foreign direct investment in the U.K., increase costs, depress economic activity and restrict access to capital.

The uncertainty concerning the U.K.’s legal, political and economic relationship with the EU after Brexit may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise) beyond the date of Brexit.

These developments, or the perception that any of them could occur, may have a significant adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and limit the ability of key market participants to operate in certain financial markets. In particular, it could also lead to a period of considerable uncertainty in relation to the U.K. financial and banking markets, as well as on the regulatory process in Europe. Asset valuations, currency exchange rates and credit ratings may also be subject to increased market volatility.

If the U.K. and the EU are unable to negotiate acceptable agreements or if other EU member states pursue withdrawal, barrier-free access between the U.K. and other EU member states or among the EEA overall could be diminished or eliminated. The long-term effects of Brexit will depend on any agreements (or lack thereof) between the U.K. and the EU and, in particular, any arrangements for the U.K. to retain access to EU markets either during a transitional period from January 1, 2021 or more permanently.

Such a withdrawal from the EU is unprecedented, and it is unclear how the U.K.’s access to the European single market for goods, capital, services and labor within the EU, or single market, and the wider commercial, legal and regulatory environment, will impact our current and future operations (including business activities conducted by third parties and contract manufacturers on our behalf) and clinical activities in the U.K. In addition to the foregoing, our U.K. operations support our current and future operations and clinical activities in the EU and EEA, and these operations and clinical activities could be disrupted by Brexit.

We may also face new regulatory costs and challenges that could have an adverse effect on our operations. Depending on the terms of the U.K.’s withdrawal from the EU, the U.K. could lose the benefits of global trade agreements negotiated by the EU on behalf of its members, which may result in increased trade barriers that could make our doing business in the EU and the EEA more difficult. Since the regulatory framework in the U.K. covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime with respect to the approval of our product candidates in the U.K. For instance, in November 2017, EU member states voted to move the EMA, the EU’s regulatory body, from London to Amsterdam. Operations in Amsterdam commenced in March 2019, and the move itself may cause significant disruption to the regulatory approval process in Europe. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the U.K. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the U.K. and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the U.K. and/or EU for our product candidates, which could significantly and materially harm our business. Even prior to any change to the U.K.’s relationship with the EU, the announcement of Brexit has created economic uncertainty surrounding the terms of Brexit, and its consequences could adversely impact customer confidence resulting in customers reducing their spending budgets on our product candidates, if approved, which could adversely affect our business, financial condition, results of operations and could adversely affect the market price of our common stock.

Additional laws and regulations governing international operations, and the complexity associated with maintaining geographically diverse operations, could negatively impact or restrict our operations and ability to grow.

We have offices and operations in six cities and in five countries. If we are unable to manage the risks of our global operations, including the potential for fluctuations in foreign exchange and inflation rates, international hostilities, the need for our executives to travel internationally, natural disasters, security breaches, failure to maintain compliance with internal control requirements and multiple legal and regulatory systems, our results of operations and ability to grow could be materially adversely affected.

We must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The U.S. Foreign Corrupt Practices Act, or the FCPA, prohibits any U.S. individual or business entity from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business.

Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the biotechnology and biopharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals and healthcare providers in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information products classified for national security purposes, as well as certain products, technology and technical data relating to those products. As we expand our operations throughout the world, we will be required to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain products and product candidates outside of the United States, which could limit our growth potential and increase our development costs.

The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The SEC may also suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations. We can face serious consequences for violations.

Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, which are collectively referred to as Trade Laws, prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We plan to engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals, and we could be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

Risks Related to Our Intellectual Property

Our success depends in part on our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.

Our business will depend in large part on obtaining and maintaining patent, trademark and trade secret protection of our proprietary technologies and our product candidates, their respective components, synthetic intermediates, formulations, combination therapies, methods used to manufacture them and methods of treatment, as well as successfully defending these patents against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents that cover these activities and whether a court would issue an injunctive remedy. If we are unable to secure and maintain patent protection for any product or technology we develop, or if the scope of the patent protection secured is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize any product candidates we may develop may be adversely affected.

The patenting process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. The patenting process is subject to numerous risks and there can be no assurance that we will be successful in obtaining patents for which we have applied. In addition, we may not pursue, obtain, or maintain patent protection in all relevant markets. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or license to third parties and are reliant on our licensors or licensees.

The strength of patents in the biotechnology and biopharmaceutical fields involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our technology, including our product candidates, or prevent others from designing around the claims in our patents. If the breadth or strength of protection provided by the patent applications we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced.

We cannot be certain that we were the first to file any patent application related to our technology, including our product candidates, and, if we were not, we may be precluded from obtaining patent protection for our technology, including our product candidates.

We cannot be certain that we are the first to invent the inventions covered by pending patent applications and, if we are not, we may be subject to priority disputes. Furthermore, for United States applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third-party or instituted by the United States Patent and Trademark Office, or USPTO, to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. Similarly, for U.S. applications in which at least one claim is not entitled to a priority date before March 16, 2013, derivation proceedings can be instituted to determine whether the subject matter of a patent claim was derived from a prior inventor’s disclosure.

We may be required to disclaim part or all of the term of certain patents. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent or patent application claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. No assurance can be given that if challenged, our patents would be declared by a court to be valid or enforceable or that even if found valid and enforceable, would adequately protect our product candidates, or would be found by a court to be infringed by a competitor’s technology or product. We may analyze patents or patent applications of our competitors that we believe are relevant to our activities, and consider that we are free to operate in relation to our product candidates, but our competitors may achieve issued claims, including in patents we consider to be unrelated, which block our efforts or may potentially result in our product candidates or our activities infringing such claims. The possibility exists that others will develop products that have the same effect as our products on an independent basis and that do not infringe our patents or other intellectual property rights, or will design around the claims of patents that may issue that cover our products.

Recent or future patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. Under the enacted Leahy-Smith America Invents Act, or the America Invents Act, after March 2013, the United States moved from a “first-to-invent” to a “first-inventor-to-file” system. Under a “first-inventor-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. The America Invents Act includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefine prior art and establish a new post-grant review system. The effects of these changes are currently unclear, as the USPTO only recently developed new regulations and procedures in connection with the America Invents Act and many of the substantive changes to patent law, including the “first-inventor-to-file” provisions. In addition, the courts have yet to address many of these provisions and the applicability of the America Invents Act and new regulations on specific patents discussed herein, for which issues have not been determined and would need to be reviewed. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•	others may be able to make or use compounds that are similar to the compositions of our product candidates but that are not covered by the claims of our patents or those of our licensors;
•

we or our licensors, as the case may be, may fail to meet our obligations to the U.S. government in regards to any in-licensed patents and patent applications invented or developed using U.S. government funding, leading to the loss of patent rights;

•	we or our licensors, as the case may be, might not have been the first to file patent applications for these inventions;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies;
•	it is possible that our pending patent applications will not result in issued patents;
•	it is possible that there are prior public disclosures that could invalidate our or our licensors’ patents, as the case may be, or parts of our or their patents;
•	it is possible that others may circumvent our owned or in-licensed patents;

•	it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our products or technology similar to ours;
•	the laws of foreign countries may not protect our or our licensors’, as the case may be, proprietary rights to the same extent as the laws of the United States;
•	the claims of our owned or in-licensed issued patents or patent applications, if and when issued, may not cover our product candidates;
•

our owned or in-licensed issued patents may not provide us with any competitive advantages, may be narrowed in scope, or be held invalid or unenforceable as a result of legal challenges by third parties;

•

the inventors of our owned or in-licensed patents or patent applications may become involved with competitors, develop products or processes which design around our patents, or become hostile to us or the patents or patent applications on which they are named as inventors;

•

it is possible that our owned or in-licensed patents or patent applications omit individual(s) that should be listed as inventor(s) or include individual(s) that should not be listed as inventor(s), which may cause these patents or patents issuing from these patent applications to be held invalid or unenforceable;

•

we have engaged in scientific collaborations in the past, and will continue to do so in the future. Such collaborators may develop adjacent or competing products to ours that are outside the scope of our patents;

•	we may not develop additional proprietary technologies for which we can obtain patent protection;
•	it is possible that product candidates or diagnostic tests we develop may be covered by third parties’ patents or other exclusive rights; or
•	the patents of others may have an adverse effect on our business.

We may enter into license or other collaboration agreements in the future that may impose certain obligations on us. If we fail to comply with our obligations under such future agreements with third parties, we could lose license rights that may be important to our future business.

In connection with our efforts to expand our pipeline of product candidates, we may enter into certain licenses or other collaboration agreements in the future pertaining to the in-license of rights to additional product candidates. Such agreements may impose various diligence, milestone payment, royalty, insurance or other obligations on us. If we fail to comply with these obligations, our licensor or collaboration partners may have the right to terminate the relevant agreement, in which event we would not be able to develop or market the products covered by such licenses or agreements.

Moreover, disputes may arise regarding intellectual property subject to a licensing agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;
•	the extent to which our product candidates, technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•	the sublicensing of patent and other rights under our collaborative development relationships;
•	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
•	the priority of invention of patented technology.

In addition, the agreements under which we may license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

In addition, we may have limited control over the maintenance and prosecution of these in-licensed patents and patent applications, or any other intellectual property that may be related to our in-licensed intellectual property. For example, we cannot be certain that such activities by any future licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. We have limited control over the manner in which our licensors initiate an infringement proceeding against a third-party infringer of the intellectual property rights, or defend certain of the intellectual property that is licensed to us. It is possible that the licensors’ infringement proceeding or defense activities may be less vigorous than had we conducted them ourselves.

If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be negatively impacted, and our business and competitive position would be harmed.

In addition to patent protection, we rely heavily upon know-how and trade secret protection, as well as non-disclosure agreements and invention assignment agreements with our employees, consultants and third parties, to protect our confidential and proprietary information, especially where we do not believe patent protection is appropriate or obtainable. In addition to contractual measures, we try to protect the confidential nature of our proprietary information using physical and technological security measures. Such measures may not, for example, in the case of misappropriation of a trade secret by an employee or third party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, our competitive position could be harmed.

In addition, courts may be unwilling to protect trade secrets. If we choose to go to court to stop a third-party from using any of our trade secrets, we may incur substantial costs. These lawsuits may consume our time and other resources even if we are successful. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology.

Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual or entity during the course of the party’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual, and which are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property. In addition, we take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary technology by third parties. We also plan to adopt policies and conduct training that provides guidance on our expectations, and our advice for best practices, in protecting our trade secrets.

Third-party claims of intellectual property infringement may be costly and time consuming to defend, and could prevent or delay our product discovery, development and commercialization efforts.

Our commercial success depends in part on our ability to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and biopharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation, inter partes review, post grant review, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates and/or proprietary technologies infringe their intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates. As the biotechnology and biopharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of drugs, products or their methods of use or manufacture. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our product candidates, technologies or methods.

If a third party claims that we infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

•	infringement and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;
•

substantial damages for infringement, which we may have to pay if a court decides that the product candidate or technology at issue infringes on or violates the third party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;

•

a court prohibiting us from developing, manufacturing, marketing or selling our product candidates, or from using our proprietary technologies, unless the third party licenses its product rights to us, which it is not required to do;

•

if a license is available from a third party, we may have to pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights for our product candidates and any license that is available may be non-exclusive, which could result in our competitors gaining access to the same intellectual property; and

•	the need to redesign our product candidates or processes so they do not infringe, which may not be possible or may require substantial monetary expenditures and time.

In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and, if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. This type of litigation or proceeding could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations or could otherwise have a material adverse effect on our business, results of operations, financial condition and prospects. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure.

Third parties may assert that we are employing their proprietary technology without authorization.

There may be third-party patents of which we are currently unaware with claims to compositions of matter, materials, formulations, methods of manufacture or methods for treatment that encompass the composition, use or manufacture of our product candidates. There may be currently pending patent applications of which we are currently unaware which may later result in issued patents that our product candidates or their use or manufacture may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patent were held by a court of competent jurisdiction to cover our product candidates, intermediates used in the manufacture of our product candidates or our materials generally, aspects of our formulations or methods of manufacture or use, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Parties making claims against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize our product candidates, which could harm our business significantly.

Third parties may assert that our employees or consultants have wrongfully used or disclosed confidential information or misappropriated trade secrets.

As is common in the biotechnology and biopharmaceutical industries, we employ individuals who were previously employed at universities or other biotechnology or biopharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, and although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and, if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. This type of litigation or proceeding could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other intellectual property related proceedings could adversely affect our ability to compete in the marketplace.

Others may claim an ownership interest in our intellectual property, which could expose us to litigation and have a significant adverse effect on our prospects.

A third party may claim an ownership interest in one or more of our or our licensors’ patents or other proprietary or intellectual property rights. A third party could bring legal actions against us and seek monetary damages and/or enjoin clinical testing, manufacturing and marketing of the affected product or products. While we are presently unaware of any claims or assertions by third parties with respect to our patents or other intellectual property, we cannot guarantee that a third party will not assert a claim or an interest in any of such patents or intellectual property. If we become involved in any litigation, it could consume a substantial portion of our resources and cause a significant diversion of effort by our technical and management personnel. If any of these actions are successful, in addition to any potential liability for damages, we could be required to obtain a license to continue to manufacture or market the affected product, in which case we may be required to pay substantial royalties or grant cross-licenses to our patents. We cannot, however, assure you that any such license will be available on commercially acceptable terms, if at all. Ultimately, we could be prevented from commercializing a product candidate or be forced to cease some aspect of our business operations as a result of claims of patent infringement or violation of other intellectual property rights. Further, the outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of any adverse party. This is especially true in intellectual property cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree.

We may not be successful in obtaining or maintaining necessary rights to develop any future product candidates on acceptable terms.

Because our programs may involve additional product candidates that may require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights.

Our product candidates may also require specific formulations to work effectively and efficiently and these rights may be held by others. We may develop products containing our compounds and pre-existing biotechnology and biopharmaceutical compounds. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary or important to our business operations. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all, which would harm our business. We may need to cease use of the compositions or methods covered by such third-party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe on such intellectual property rights which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

The licensing and acquisition of third-party intellectual property rights is a competitive area, and companies that may be more established, or that have greater resources than we do, may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to commercialize our product candidates. More established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. There can be no assurance that we will be able to successfully complete such negotiations and ultimately acquire the rights to the intellectual property surrounding the additional product candidates that we may seek to acquire.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, or challenging the patent rights of others, which could be expensive, time-consuming and unsuccessful.

Competitors or other third parties such as chemical and reagent suppliers may infringe our patents or the patents of our current or future licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that one or more of our patents is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question or for other reasons. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business.

We may choose to challenge the patentability of claims in a third party’s U.S. patent by requesting that the USPTO review the patent claims in an ex-parte re-examination, inter partes review or post-grant review proceedings. These proceedings are expensive and may consume our time or other resources. We may choose to challenge a third party’s patent in patent opposition proceedings in the European Patent Office, or EPO, or other foreign patent offices. The costs of these opposition proceedings could be substantial, and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent offices then we may be exposed to litigation by a third-party alleging that the patent may be infringed by our product candidates or proprietary technologies.

In addition, because some patent applications in the United States may be maintained in secrecy until the patents are issued, patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our owned and in-licensed issued patents or our pending applications, or that we or, if applicable, a licensor were the first to invent or first to file a patent application covering the technology. Our competitors may have filed, and may in the future file, patent applications covering our products or technology similar to ours. Any such patent application may have priority over our owned and in-licensed patent applications or patents, which could require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to those owned by or in-licensed to us, we or, in the case of in-licensed technology, the licensor may have to participate in an interference or derivation proceeding declared by the USPTO to determine priority of invention in the United States. If we or one of our licensors is a party to an interference or derivation proceeding involving a U.S. patent application on inventions owned by or in-licensed to us, we may incur substantial costs, divert management’s time and expend other resources, even if we are successful.

Interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our licensors. An unfavorable outcome could result in a loss of our current patent rights and could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology. Litigation or interference proceedings may result in a decision adverse to our interests and, even if we are successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the United States.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on our owned and in-licensed issued patents and patent applications are or will be due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent application process and following the issuance of a patent. While an inadvertent lapse can, in many cases, be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In certain circumstances, even inadvertent noncompliance events may permanently and irrevocably jeopardize patent rights. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

Any patents, if issued, covering our product candidates could be found invalid or unenforceable if challenged in court or the USPTO.

If we or one of our licensors initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post-grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, or if we are otherwise unable to adequately protect our rights, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates.

Our earliest patents may expire before, or soon after, our first product achieves marketing approval in the United States or foreign jurisdictions. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could have a similar material adverse effect on our business, results of operations, financial condition and prospects.

Changes in patent law in the United States and in other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

Changes in either the patent laws or interpretation of the patent laws in the United States or in other jurisdictions could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 16, 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. On March 16, 2013, under the America Invents Act, enacted in September 2011, the United States transitioned to a “first-inventor-to-file” system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO on or after March 16, 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications.

The America Invents Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

In addition, the patent positions of companies in the development and commercialization of biotechnology and biopharmaceuticals are particularly uncertain. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future.

We have limited foreign intellectual property rights and may not be able to protect and enforce our intellectual property rights throughout the world.

We have limited intellectual property rights outside the United States. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of, and may require a compulsory license to, patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology and biopharmaceutical products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products against third parties in violation of our proprietary rights generally. The initiation of proceedings by third parties to challenge the scope or validity of our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest claimed U.S. non-provisional filing date. Various extensions such as patent term adjustments and/or extensions, may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If we do not obtain patent term extension and data exclusivity or similar non-U.S. legislation extending the term of protection covering any product candidates we may develop, our business may be materially harmed.

Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984, also known as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent term extension of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended, and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failure to exercise due diligence during the testing phase or regulatory review process, failure to apply within applicable deadlines, failure to apply prior to expiration of relevant patents, or otherwise failure to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected.

Risks Related to Our Reliance on Third Parties

We rely on third parties to conduct certain aspects of our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize any potential product candidates.

We depend, or may depend in the future, upon third parties to conduct certain aspects of our preclinical studies and clinical trials, under agreements with universities, medical institutions, CROs, strategic collaborators and others. We expect to have to negotiate budgets and contracts with such third parties, which may result in delays to our development timelines and increased costs.

We will rely especially heavily on third parties over the course of our clinical trials, and, as a result, will have limited control over the clinical investigators and limited visibility into their day-to-day activities, including with respect to their compliance with the approved clinical protocol. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to suspend or terminate these trials or perform additional preclinical studies or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP requirements.

Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Any third parties conducting aspects of our preclinical studies or clinical trials will not be our employees and, except for remedies that may be available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our preclinical studies and clinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the preclinical or clinical data they obtain is compromised due to the failure to adhere to our protocols or regulatory requirements or for other reasons or if, due to federal or state orders or absenteeism due to the COVID-19 pandemic, they are unable to meet their contractual and regulatory obligations, our development timelines, including clinical development timelines, may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

If any of our relationships with these third-party CROs or others terminate, we may not be able to enter into arrangements with alternative CROs or other third parties or to do so on commercially reasonable terms.

Switching or adding additional CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO begins work. As a result, delays may occur, which can materially impact our ability to meet our desired development timelines. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

We rely on third parties for materials, including tissue samples, required for our research and development activities, and if we are unable to reach agreements with these third parties, our research and development activities would be delayed.

We rely on third parties, primarily hospitals, health clinics and academic institutions, for the provision of tissue samples and other materials required in our research and development activities. Obtaining these materials requires various approvals as well as reaching a commercial agreement on acceptable terms with the hospital or other provider of the materials. While we currently have agreements in place with the institutions from which we receive our tissue samples, we do not have any exclusive arrangements with such sources, and there is no guarantee that we will be able to maintain or renew such agreements on commercially reasonable terms, if at all. If we were unable to maintain or renew such agreements, we would be forced to seek new arrangements with new hospitals, clinics or health institutions. If so, we may not be able to reach agreements with alternative partners or do so on terms acceptable to us. If we are unable to enter into such agreements, our research and development activities will be delayed and our ability to implement a key part of our development strategy will be compromised.

We rely on third-party manufacturing and supply vendors, and our supply of research and development, preclinical and clinical development materials may become limited or interrupted or may not be of satisfactory quantity or quality.

We rely on third-party contract manufacturers to manufacture our product candidates for preclinical studies and clinical trials. We do not own manufacturing facilities for producing any clinical trial product supplies. There can be no assurance that our preclinical and clinical development product supplies will not be limited or interrupted, or that they will be of satisfactory quality or continue to be available at acceptable prices. For example, the extent to which the COVID-19 pandemic impacts our ability to procure sufficient supplies for the development of our product candidates will depend on the severity and duration of the spread of the virus and the actions undertaken to contain COVID-19 or treat its effects. In particular, any replacement of our manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements.

The manufacturing process for a product candidate is subject to FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as cGMPs. In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third-party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

We expect to continue to rely on third-party manufacturers if we receive regulatory approval for GB0139 or any other product candidate. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third party manufacturing for product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. Our or a third party’s failure to execute on our manufacturing requirements and comply with cGMP could adversely affect our business in a number of ways, including:

•	an inability to initiate or continue clinical trials of product candidates under development;
•	delay in submitting regulatory applications, or receiving regulatory approvals, for product candidates;
•	loss of the cooperation of an existing or future collaborator;
•	subjecting third-party manufacturing facilities or our manufacturing facilities to additional inspections by regulatory authorities;
•	requirements to cease distribution or to recall batches of our product candidates; and
•	in the event of approval to market and commercialize a product candidate, an inability to meet commercial demands for our products.

We rely on a sole supplier or, in some cases, a limited number of suppliers for the manufacture of components of GB0139 and our other current product candidates. If these suppliers are unable to supply necessary materials to us in the quantities we require, or at all, or otherwise default on their supply obligations to us, we may not be able to obtain alternative supplies from other suppliers on acceptable terms, in a timely manner, or at all. We also do not have long-term supply agreements with any of our suppliers. Our current contracts with certain suppliers may be canceled or not extended by such suppliers and, therefore, do not afford us with protection against a reduction or interruption in supplies. Moreover, in the event any of these suppliers breach their contracts with us, our legal remedies associated with such a breach may be insufficient to compensate us for any damages we may suffer.

In addition, we contract with fill and finishing providers with the appropriate expertise, facilities and scale to meet our needs. Failure to maintain cGMP can result in a contractor receiving FDA sanctions, which can impact our ability to operate or lead to delays in any clinical development programs. We believe that our current fill and finish contractor is operating in accordance with cGMP, but we can give no assurance that FDA or other regulatory agencies will not conclude that a lack of compliance exists. In addition, any delay in contracting for fill and finish services, or failure of the contract manufacturer to perform the services as needed, may delay any clinical trials, registration and launches, which could negatively affect our business. In the future, if we were to advance a biological product candidate into IND-enabling studies, we would need to identify and contract with suppliers who are able to produce biological product candidates and adhere to additional cGMP compliance obligations required for biologicals.

We may in the future seek to enter into collaborations with third parties for the development and commercialization of our product candidates, and our future collaborations will be important to our business. If we are unable to enter into collaborations, or if these collaborations are not successful, our business could be adversely affected.

A part of our strategy is to consider partnerships in indications and geographies where we believe partners can add significant commercial and/or development capabilities. Further, we have limited capabilities for product development and do not yet have any capability for commercialization. Accordingly, we have entered and may in the future enter into collaborations with other companies to provide us with important technologies and funding for our programs and technology.

Any future collaborations we enter into may pose a number of risks, including the following:

•	collaborators have significant discretion in determining the efforts and resources that they will apply;
•	collaborators may not perform their obligations as expected;
•

collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs or license arrangements based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as a strategic transaction that may divert resources or create competing priorities;

•

collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•

collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products and product candidates if the collaborators believe that the competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•

product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;

•	collaborators may fail to comply with applicable regulatory requirements regarding the development, manufacture, distribution or marketing of a product candidate or product;
•

collaborators with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;

•

collaborators may not provide us with timely and accurate information regarding development progress and activity under any future license agreement, which could adversely impact our ability to report progress to our investors and otherwise plan development of our product candidates;

•

disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or terminations of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

•

collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

•	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
•	if a collaborator of ours is involved in a business combination, the collaborator might deemphasize or terminate the development or commercialization of any product candidate licensed to it by us; and
•

collaborations may be terminated by the collaborator, and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

If any future collaborations we enter into do not result in the successful discovery, development and commercialization of product candidates, if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under such collaboration. All of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report on Form 10-Q also apply to the activities of our collaborators.

Additionally, if one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our perception in the business and financial communities could be adversely affected.

We face significant competition in seeking appropriate collaborators for our product candidates, and the negotiation process is time-consuming and complex. In order for us to successfully establish a collaboration for one or more of our product candidates, potential collaborators must view these product candidates as economically valuable in markets they determine to be attractive in light of the terms that we are seeking and other available products for licensing by other companies. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large biotechnology and biopharmaceutical companies that have resulted in a reduced number of potential future collaborators. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms, or at all. If we fail to enter into future collaborations or do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates, bring them to market and generate revenue from sales of drugs or continue to develop our technology, and our business may be materially and adversely affected. Even if we are successful in our efforts to establish new strategic collaborations, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such strategic collaborations if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing. Any delay in entering into new strategic collaboration agreements related to our product candidates could delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market.

Risks Related to Managing Our Business and Operations

The global pandemic of the novel coronavirus disease, COVID-19, has, and may continue to, adversely impact our business, including our preclinical studies and clinical trials.

In December 2019, a novel strain of coronavirus disease that causes COVID-19 was identified in Wuhan, China. As of September 2020, the novel coronavirus (also called SARS-CoV-2) has spread to a number of countries globally, including the United States, and the disease outbreak was declared a pandemic by the World Health Organization in March 2020. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we closed our executive offices with our administrative employees continuing their work outside of the office. As of June 15, 2020, we have reopened our executive office and are analyzing the plan to open the remainder on a case-by-case basis in compliance with applicable local regulation. As a result of the COVID-19 pandemic, we have experienced disruptions such as the delay of our planned Phase 2a clinical trial of GB1211 and opening of our clinical trial sites, and may continue to experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

•

delays or difficulties in commencing enrollment of patients in our clinical trials, including our Phase 2b clinical trial of GB0139 in IPF, our planned Phase 2a clinical trial of GB1211 and our planned Phase 2 clinical trial of GB2064;

•	the impact from potential delays, including potential difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures that are deemed non-essential, which may impact the integrity of subject data and clinical study endpoints;

•	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;
•

interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;

•	interruptions in preclinical studies due to restricted or limited operations at our laboratory facility;
•

limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; and

•	interruption or delays to our sourced discovery and clinical activities.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak ultimately impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

The study of GB0139 in the University of Edinburgh’s STOPCOVID program for COVID-19 is at an early stage and subject to many risks. A COVID-19 product candidate may be unable to receive approval in a timely manner, if at all, and GB0139 may never be approved for the treatment of COVID-19.

GB0139 is being investigated in the DEFINE trial, an investigator-initiated Phase 2 clinical trial, as part of the University of Edinburgh’s rapid experimental program for COVID-19, STOPCOVID. This program aims to develop and re-purpose treatments for COVID-19 patients, with the aim of revealing and targeting the mechanisms controlling the harmful lung injury, inflammation and failure of repair that occur in severe COVID-19 disease. While the first patient has been dosed with GB0139 in a Phase 2 trial, the University of Edinburgh may experience difficulties or delays in enrolling additional patients in clinical trials due to the impact of the COVID-19 pandemic or other reasons. In addition to the University of Edinburgh running the trial, many of the risks related to the development of GB0139 for the treatment of COVID-19 are beyond our control, including risks related to clinical development, the regulatory submission process, and manufacturing delays or difficulties. The results of any early-stage clinical trials may not be predictive of the results of any later-stage clinical trials. There can be no assurance that any clinical trial for GB0139 for the treatment of COVID-19 respiratory failure will ultimately be successful or support further clinical development. In addition, the interpretation of the data from the DEFINE clinical trial of GB0139 for the treatment of COVID-19 by the FDA and other regulatory agencies may differ from the University of Edinburgh or our interpretation of such data and the FDA or other regulatory agencies may require that we conduct additional studies or analyses. Any of these factors could delay or prevent us from receiving regulatory approval of GB0139 for the treatment of COVID-19 and there can be no assurance that it will be approved in a timely manner, if at all. If the COVID-19 outbreak is effectively contained, the risk of coronavirus infection is diminished or eliminated, or a vaccine or treatment for COVID-19 is approved or authorized before we can successfully develop and manufacture our product candidate, the commercial viability of such product candidate may be diminished or eliminated. There can be no assurance that we will be able to successfully establish a competitive market share for GB0139 for COVID-19, if any.

Further, running a GB0139 trial in COVID-19 patients may result in adverse events in patients that may or may not be attributable to GB0139, but which may have a negative impact on the further development on the GB0139 for IPF program.

The regulatory pathway for COVID-19 treatments is continually evolving, and may result in unexpected or unforeseen challenges.

The speed at which parties are acting to create and test many therapeutics for COVID-19 is unusual, and evolving or changing plans or priorities within the FDA, including those based on new knowledge of COVID-19 and how the disease affects the human body, may significantly affect the regulatory timeline for any COVID-19 product candidates, including GB0139. Results from ongoing clinical trials, including the DEFINE trial conducted by the University of Edinburgh with GB0139, and discussions with regulatory authorities may raise new questions and require the redesign of any proposed clinical trials, including revising proposed endpoints or adding new clinical trial sites or cohorts of subjects. Any such developments could delay the development timeline for GB0139 as a COVID-19 product candidate and materially increase the cost of the development.

The COVID-19 pandemic may also cause interruptions in logistics necessary for transport of sensitive biological samples, making them invalid for testing of certain biological compounds, and thus invalidating certain analyses which would have been important for interpreting the results of the DEFINE study.

We may encounter difficulties in managing our growth, which could adversely affect our operations.

As of December 11, 2020, we had 23 full-time employees. As our clinical development and commercialization plans and strategies develop, and as we transition into operating as a public company, we will need to expand our managerial, clinical, regulatory, sales, marketing, financial, development, manufacturing and legal capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future growth would impose significant added responsibilities on members of management, including:

•	identifying, recruiting, integrating, maintaining and motivating additional employees;
•

managing our development and commercialization efforts effectively, including the clinical and FDA review process for GB0139 and any other product candidates, while complying with our contractual obligations to contractors and other third parties; and

•	improving our operational, financial and management controls, reporting systems and procedures.

Our ability to continue to develop and, if approved, commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth. Our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including contract manufacturers and companies focused on research and development and discovery activities. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality, accuracy or quantity of the services provided is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain, or may be substantially delayed in obtaining, regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize GB0139 or any other product candidates and, accordingly, may not achieve our research, development and commercialization goals.

We recently acquired PharmAkea and may acquire additional technology and complementary businesses in the future. Acquisitions involve many risks, any of which could materially harm our business, including the diversion of management’s attention from core business concerns, failure to effectively exploit acquired technologies, failure to successfully integrate the acquired business or realize expected synergies or the loss of key employees from either our business or the acquired businesses.

If we lose key management personnel, or if we fail to recruit additional highly skilled personnel, our ability to develop current product candidates or identify and develop new product candidates will be impaired, could result in loss of markets or market share and could make us less competitive.

Our ability to compete in the highly competitive biotechnology and biopharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including Hans T. Schambye, M.D., Ph.D., our Chief Executive Officer and President, Anders Pedersen, our Chief Operating Officer, Bertil Lindmark, M.D., Ph.D., our Chief Medical Officer and Jonathan Freve, our Chief Financial Officer. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.

We conduct our operations globally from several locations including Copenhagen, Denmark, the United States, the U.K. and Canada. Competition for skilled personnel in our industry is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

To induce valuable employees to remain with us, in addition to salary and cash incentives, we have provided stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Our key employees are at-will employees, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key person” insurance policies but plan to enter into such policies on the lives of these individuals or the lives of certain of our employees. There is no guarantee that any “key person” insurance policy we may enter into would adequately compensate us for the loss of any key employee. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior scientific and medical personnel.

We may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.

Our internal computer systems and those of any future collaborators and other contractors or consultants are vulnerable to damage from computer viruses, phishing or other unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, financial loss, a loss of our trade secrets or other proprietary information and damage to our reputation and otherwise negatively impact us. For example, the loss of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed.

We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. In connection with our product discovery efforts, we may collect and use a variety of personal data, such as names, mailing addresses, email addresses, phone numbers and clinical trial information. A successful cyberattack could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial of service, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state (e.g., state breach notification laws), federal (e.g., HIPAA, as amended by HITECH), and international (e.g., the GDPR) law and may cause a material adverse impact to our reputation, affect our ability to conduct new studies and potentially disrupt our business.

We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyberattacks, and any such attacks could result in the losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or mitigate security breaches or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such security or data privacy breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business. By way of example, the CCPA, which went into effect on January 1, 2020, creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. By way of example regarding foreign laws and regulations with respect to data privacy and security, the GDPR went into effect in the EU in May 2018 and introduces strict requirements for processing the personal data of EU data subjects. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater.

We or the third parties upon whom we depend may be adversely affected by earthquakes or other natural disasters, and our business continuity and disaster recovery plans may not adequately protect us from any such serious disaster.

Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Earthquakes or other natural disasters could further disrupt our operations and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event were to occur that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time.

The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Portions of our future clinical trials may be conducted outside of the United States and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials more costly to operate. Furthermore, the most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, including due to the impact of the COVID-19 pandemic, could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or international trade disputes could also strain our suppliers, some of which are located outside of the United States, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

The increasing use of social media platforms presents new risks and challenges.

Social media is increasingly being used to communicate about our clinical development programs and the diseases our therapeutics are being developed to treat, and we intend to utilize appropriate social media in connection with our commercialization efforts following approval of our product candidates, if any. Social media practices in the biotechnology and biopharmaceutical industry continue to evolve and regulations and regulatory guidance relating to such use are evolving and not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us, along with the potential for litigation related to off-label marketing or other prohibited activities and heightened scrutiny by the FDA, the SEC and other regulators. For example, patients may use social media channels to comment on their experience in an ongoing blinded clinical trial or to report an alleged adverse event. If such disclosures occur, there is a risk that trial enrollment may be adversely impacted, that we may fail to monitor and comply with applicable adverse event reporting obligations or that we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our product candidates. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. In addition, we may encounter attacks on social media regarding our company, management, product candidates or products. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions or incur other harm to our business.

The estimates of market opportunity and forecasts of market growth included in this Quarterly Report on Form 10-Q or that we may otherwise provide may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, or at all.

Market opportunity estimates and growth forecasts included in this Quarterly Report on Form 10-Q or that we may otherwise provide are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. The estimates and forecasts included in this Quarterly Report on Form 10-Q relating to size and expected growth of our target market may prove to be inaccurate. Even if the markets in which we compete meet the size estimates and growth forecasts included in this Quarterly Report on Form 10-Q, our business may not grow at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.

Our employees, independent contractors, consultants, commercial partners, collaborators and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners, collaborators and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to comply with the laws of the FDA and other similar foreign regulatory bodies, provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies, comply with manufacturing standards we have established, comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws, or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws will also increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. We have a code of business conduct and ethics, but it is not always possible to identify and deter misconduct by our employees, independent contractors, consultants, commercial partners and vendors, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of civil, criminal and administrative penalties, damages, monetary fines, imprisonment, disgorgement, possible exclusion from participation in government healthcare programs, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings and the curtailment of our operations.

We use and generate materials that may expose us to material liability.

Our research programs involve the use of hazardous materials and chemicals, which are currently only handled by third parties. We are subject to foreign, federal, state and local environmental and health and safety laws and regulations governing, among other matters, the use, manufacture, handling, storage and disposal of hazardous materials and waste products such as human tissue samples that may have the potential to transmit diseases. We may incur significant costs to comply with these current or future environmental and health and safety laws and regulations. In addition, we cannot completely eliminate the risk of contamination or injury from hazardous materials and may incur material liability as a result of such contamination or injury. In the event of an accident, an injured party may seek to hold us liable for any damages that result. Any liability could exceed the limits or fall outside the coverage of our workers’ compensation, property and business interruption insurance and we may not be able to maintain insurance on acceptable terms, if at all. We currently carry no insurance specifically covering environmental claims.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our research and development activities involve the use of biological and hazardous materials and produce hazardous waste products. We or our CROs generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by our third-party manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials or other work-related injuries, this insurance may not provide adequate coverage against potential liabilities. We do not carry specific biological waste or hazardous waste insurance coverage, workers’ compensation or property and casualty and general liability insurance policies that include coverage for damages and fines arising from biological or hazardous waste exposure or contamination.

Compliance with governmental regulations regarding the treatment of animals used in research could increase our operating costs, which would adversely affect the commercialization of our products.

The Animal Welfare Act, or AWA, is the federal law that covers the treatment of certain animals used in research. Currently, the AWA imposes a wide variety of specific regulations that govern the humane handling, care, treatment and transportation of certain animals by producers and users of research animals, most notably relating to personnel, facilities, sanitation, cage size, and feeding, watering and shipping conditions. Third parties with whom we contract are subject to registration, inspections and reporting requirements under the AWA and comparable rules, regulations, and or obligations that may exist in many foreign jurisdictions. Furthermore, some states have their own regulations, including general anti-cruelty legislation, which establish certain standards in handling animals. Comparable rules, regulations, and/or obligations exist in many foreign jurisdictions. If we or our contractors fail to comply with regulations concerning the treatment of animals used in research, we may be subject to fines and penalties and adverse publicity, and our operations could be adversely affected.

Changes in U.S. tax law could adversely affect our financial condition and results of operations.

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, or IRS, and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, on March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act or the CARES Act, which included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 coronavirus outbreak, including temporary beneficial changes to the treatment of net operating losses, interest deductibility limitations and payroll tax matters. Future changes in U.S. tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisors regarding the implications of potential changes in U.S. tax laws on an investment in our common stock.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could expose us to greater than anticipated tax liabilities.

The tax laws applicable to our business, including the laws of Denmark, Sweden, the United States, and other jurisdictions, are subject to interpretation and certain jurisdictions may aggressively interpret their laws in an effort to raise additional tax revenue. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing intercompany arrangements or our revenue recognition policies, which could increase our worldwide effective tax rate and harm our financial position and results of operations. It is possible that tax authorities may disagree with certain positions we have taken and any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. Further, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements and may materially affect our financial results in the period or periods for which such determination is made.

Our corporate structure and intercompany arrangements are subject to the tax laws of various jurisdictions, and we could be obligated to pay additional taxes, which would harm our results of operations.

Based on our current corporate structure, we are subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents. The authorities in these jurisdictions could review our tax returns or require us to file tax returns in jurisdictions in which we are not currently filing, and could impose additional tax, interest, and penalties. These authorities could also claim that various withholding requirements apply to us or our subsidiaries and assert that benefits of tax treaties are not available to us or our subsidiaries. The relevant taxing authorities may determine that the manner in which we operate our business does not achieve the intended tax consequences. If such a disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties. Such authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries. Any increase in the amount of taxes we pay or that are imposed on us could increase our worldwide effective tax rate.

Several countries in which we are located allow for tax incentives to attract and retain business. We have obtained incentives where available and practicable. Our taxes could increase if certain tax incentives are retracted, which could occur if we are unable to satisfy the conditions on which such incentives are based, if they are not renewed upon expiration, or if tax rates applicable to us in such jurisdictions otherwise increase. It is not anticipated that any material tax incentives will expire within the next year. However, due to the possibility of changes in existing tax law and our operations, we are unable to predict how any expirations will impact us in the future. In addition, acquisitions may cause our effective tax rate to increase, depending on the jurisdictions in which the acquired operations are located.

Certain of our subsidiaries may provide financing, products and services to, and may undertake certain significant transactions with, us or other of our subsidiaries in different jurisdictions. Several jurisdictions in which we operate have tax laws with detailed transfer pricing rules that require all transactions with non-resident related parties be priced using arm’s length pricing principles, and that contemporaneous documentation must exist to support such pricing. There is a risk that the taxing authorities may not deem our transfer pricing documentation acceptable. In addition, the Organization for Economic Cooperation and Development continues to issue guidelines and proposals related to Base Erosion and Profit Shifting which may result in legislative changes that could reshape international tax rules in numerous countries and negatively impact our effective tax rate.

Our ability to use our net operating loss carryforwards and certain tax credit carryforwards may be subject to limitation.

We have net operating loss carryforwards and tax credit carryforwards for U.S. federal and state income tax purposes which begin to expire in future years. Additionally, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50 percentage points within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. Public offerings, private placements and other transactions that have occurred since our inception may trigger such an ownership change pursuant to Section 382. Any such limitation, whether as the result of a prior public offering, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us, could have a material adverse effect on our results of operations in future years. The reduction of the corporate tax rate under the Tax Cuts and Jobs Act of 2017, or the Tax Cuts and Jobs Act, may cause a reduction in the economic benefit of our net operating loss carryforwards and other deferred tax assets available to us. Our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us.

Risks Related to Our Common Stock

The price of our stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

•	the commencement, enrollment or results of our current Phase 2b clinical trial of GB0139;
•	any delay in identifying and advancing a clinical candidate for our other development programs;
•

any delay in our regulatory filings for GB0139 or our other product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including, without limitation, the FDA’s issuance of a “refusal to file” letter or a request for additional information;

•	adverse results or delays in future clinical trials;
•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•	adverse regulatory decisions, including failure to receive regulatory approval of GB0139 or any other product candidate;
•	changes in laws or regulations applicable to GB0139 or any other product candidate, including, but not limited to, clinical trial requirements for approvals;
•	adverse developments concerning our manufacturers;
•	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
•	our inability to establish collaborations, if needed;
•	our failure to commercialize our product candidates, if approved;
•	additions or departures of key scientific or management personnel;
•	unanticipated serious safety concerns related to the use of GB0139 or any other product candidate;
•	introduction of new products or services offered by us or our competitors;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	our ability to effectively manage our growth;
•	actual or anticipated variations in quarterly operating results;
•	our cash position;
•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•	publication of research reports about us or our industry, or product candidates in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	changes in the market valuations of similar companies;
•	changes in the structure of the healthcare payment systems;
•	overall performance of the equity markets;
•	sales of our common stock by us or our stockholders in the future;
•	trading volume of our common stock;
•	changes in accounting practices;
•	ineffectiveness of our internal controls;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	significant lawsuits, including patent or stockholder litigation;
•	general political and economic conditions; and
•	other events or factors, many of which are beyond our control.

In addition, the stock market in general, and the market for biotechnology and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including as a result of the COVID-19 pandemic. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. You may not realize any return on your investment in us and may lose some or all of your investment. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources.

We do not intend to pay dividends on our common stock, so any returns will be limited to the value of our stock.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Furthermore, future debt or other financing arrangements may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any return to stockholders will therefore be limited to the appreciation of their stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 11, 2020, our executive officers, directors and their affiliates beneficially hold, in the aggregate, approximately 7.3% of our outstanding voting stock. These stockholders, acting together, would be able to significantly influence all matters requiring stockholder approval. For example, these stockholders would be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an EGC as defined in the JOBS Act, enacted in April 2012. For as long as we continue to be an EGC, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not EGCs, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404, reduced disclosure obligations regarding executive compensation and our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may remain an EGC until December 31, 2025, although circumstances could cause us to lose that status earlier. We will remain an EGC until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700.0 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

We may choose to take advantage of some, but not all, of the available exemptions. We have taken advantage of reduced reporting obligations by providing only two years of audited financial statements. We cannot predict whether investors will find our common stock less attractive if we rely on certain or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the JOBS Act, EGCs can also delay adopting new or revised accounting standards until such time as those standards apply to private companies, which may make our financial statements less comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we incur, and we will continue to incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Global Select Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial reporting controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits EGCs to implement many of these requirements over a longer period and up to five years from the pricing of our IPO. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have an adverse effect on our business. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We will be required to disclose changes made in our internal controls and procedures on a quarterly basis, and our management will be required to assess the effectiveness of these controls annually. However, for as long as we are an EGC, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. We could be an EGC for up to five years. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to restatements of our financial statements and require us to incur the expense of remediation.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to certain reporting requirements of the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.

A significant portion of our total outstanding shares are eligible to be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 11, 2020 we had 25,260,816 shares of common stock outstanding. This includes the 6,342,207 shares that were sold in our IPO, which may be resold in the public market immediately without restriction, unless purchased by our affiliates or existing stockholders. The remaining shares are currently restricted as a result of securities laws or lock-up agreements but will become eligible to be sold at various times after the IPO. Moreover, beginning 180 days after the completion of our IPO, holders of an aggregate of 18,658,643 shares of our common stock will have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also registered all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements entered into in connection with our IPO.

We have broad discretion in the use of our existing cash and cash equivalents and may not use them effectively.

Our management has broad discretion in the application of our existing cash and cash equivalents. Because of the number and variability of factors that will determine our use of our existing cash and cash equivalents, their ultimate use may vary substantially from their currently intended use. Our management might not apply our existing cash and cash equivalents in ways that ultimately increase the value of our common stock. The failure by our management to apply these funds effectively could harm our business. Pending their use, we may invest our cash and cash equivalents in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not invest or apply our cash and cash equivalents in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control, which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

•	a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
•	a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;
•

a requirement that special meetings of stockholders be called only by the board of directors acting pursuant to a resolution approved by the affirmative vote of a majority of the directors then in office;

•	advance notice requirements for stockholder proposals and nominations for election to our board of directors;

•

a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;

•

a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and

•

the authority of the board of directors to issue convertible preferred stock on terms determined by the board of directors without stockholder approval and which convertible preferred stock may include rights superior to the rights of the holders of common stock.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware, or DGCL, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts do not currently, and may never, publish research on our company. If no securities or industry analysts commence coverage of our company, the trading price for our stock would likely be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Our amended and restated bylaws will designate certain courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to litigate disputes with us in a different judicial forum.

Pursuant to our amended and restated bylaws unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claims for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty or other wrongdoing by any of our directors, officers, employees or agents to us or our stockholders; (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws; (iv) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws; or (v) any action asserting a claim governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein, or the Delaware forum provision. The Delaware forum provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Unless we consent in writing to the selection of an alternate forum, the United States District Court for the District of Delaware shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the federal forum provision, as we are incorporated in the State of Delaware. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Delaware forum provision and the federal forum provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

The Delaware forum provision and the federal forum provision may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware. In addition, these forum selection clauses in our bylaws may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our federal forum provision. The federal forum provision may also impose additional litigation costs on stockholders who assert the provision is not enforceable or invalid, and if the federal forum provision is found to be unenforceable, we may also incur additional costs associated with resolving such matters. The Court of Chancery of the State of Delaware and the United States District Court for the District of Delaware may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise will dilute all other stockholders.

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors, and consultants under our stock incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Issuances of Capital Stock

In January 2020, certain investors purchased an aggregate of 1,199,143 shares of our Series C-4 preferred stock for approximately £27,880,074.80 at £23.35 per share, or $30,853,949.4 at $25.73 per share assuming a 1USD:1.1019 Euro exchange rate.

In January 2020, certain investors purchased an aggregate of 342,612 shares of our Series C-5 preferred stock for approximately £7,965,729 at £23.35 per share, or $8,815,406.76 at $25.73 per share assuming a 1USD:1.1019 Euro exchange rate.

In September 2020, certain investors purchased an aggregate of 2,368,118 shares of our Series D preferred stock for approximately $64,199,979 at $27.11 per share.

The offers and sales of the securities described above were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, as transactions by an issuer not involving a public offering. All of the purchasers in these transactions represented to us in connection with their purchase that they were acquiring the securities for investment and not distribution, that they could bear the risks of the investment and could hold the securities for an indefinite period of time. Such purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. All of the foregoing securities are deemed restricted securities for the purposes of the Securities Act.

(b) Grants and Exercises of Stock Options

On October 7, 2020, we granted stock options to purchase an aggregate of 950,181 shares of our common stock, net of forfeitures, with an exercise price of $7.70 per share, to certain employees, directors and consultants including to Hans T. Schambye, our Chief Executive Officer and to Anders Pedersen, our Chief Operating Officer, pursuant to the 2020 Stock Option and Grant Plan.

The issuances of the securities described above were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act or Rule 701 promulgated under the Securities Act as transactions pursuant to compensatory benefit plans. The shares of common stock issued upon the exercise of options are deemed to be restricted securities for purposes of the Securities Act.

Use of proceeds from registered securities

On November 2, 2020, after the end of the period covered by this Quarterly Report on Form 10-Q, we completed our initial public offering, or IPO, in which we issued and sold 6,342,207 shares of common stock, $0.00001 par value per share, including 675,540 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock. The offer and sale of the shares in the IPO was registered under the Securities Act pursuant to registration statements on Form S-1 (File No. 333-249369), which was filed with the SEC on October 7, 2020 and subsequently amended and declared effective on October 28, 2020, or the Prospectus. The underwriters of the offering were BofA Securities, Inc., SVB Leerink LLC and Credit Suisse Securities (USA) LLC and Kempen & Co U.S.A, Inc.

We raised approximately $85.7 million in net proceeds after deducting underwriting discounts and commissions of $6.7 million and other offering expenses of approximately $2.8 million payable by us. No underwriting discounts and commissions or offering expenses were paid directly or indirectly to any of our directors of officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

There has been no material change in the planned use of proceeds from our IPO, as described in the Prospectus dated October 28, 2020.

Repurchases of equity securities by the issuer

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on form 8-K (File No. 001-39655) filed with the SEC on November 4, 2020).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-39655) filed with the SEC on November 4, 2020).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-249369) filed with the SEC on October 22, 2020).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Galecto, Inc.

Date: December 11, 2020	By:	/s/ Hans T. Schambye
Hans T. Schambye, M.D., Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: December 11, 2020	By:	/s/ Jonathan Freve
Jonathan Freve
Chief Financial Officer (Principal Financial and Accounting Officer)