Form 10-K
period 2020-12-31
Galecto, Inc.
filed 2021-03-29
CIK 1800315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-39655

GALECTO, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	37-1957007
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Ole Maaloes Vej 3 DK-2200 Copenhagen N Denmark	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (+45) 70 70 52 10

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	GLTO	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Global Select Market on November 2, 2020, was $246.3 million.

The number of shares of Registrant’s Common Stock outstanding as of March 25, 2021 was 25,261,832.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2021 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2020. Portions of such definitive proxy statement are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K to the extent stated herein.

i

Summary of Material Risks Associated with Our Business

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

•

Our business is highly dependent on the success of our product candidates, GB0139, GB1211 and GB2064, as well as any other product candidates that we advance into the clinic. All of our product candidates may require significant additional preclinical and clinical development before we may be able to seek regulatory approval for and launch a product commercially.

•

We are modifying the protocol of our Phase 2b clinical trial of GB0139 and such modification may not be satisfactory to regulatory agencies, institutional review boards, the data monitoring safety board or patients, or otherwise allow us to conduct a successful trial.

•

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected, and these delays may cause us to reprioritize our planned trials and use of funds for planned trials.

•	Our ongoing and future clinical trials may reveal significant adverse events or unexpected drug-drug interactions not seen in our earlier clinical trials, if any, or preclinical studies.

•	The design or execution of our ongoing and future clinical trials may not support marketing approval.

•	We may not be successful in our efforts to identify or discover additional product candidates in the future.

•	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

•

Even if we obtain approval by the U.S. Food and Drug Administration of any of our product candidates, we may never obtain approval or commercialize such products outside of the United States, which would limit our ability to realize their full market potential.

•

Obtaining and maintaining our patent protection depends on compliance with document submission, fee payment and various other procedural requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

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

•

There has been no prior public market for our common stock, the stock price of our common stock may be volatile or may decline regardless of our operating performance and you may not be able to resell your shares at or above the initial public offering price.

•

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

The material and other risks summarized above should be read together with the text of the full risk factors below and in the other information set forth in this Form 10-K, including our consolidated financial statements and the related notes, as well as in other documents that we file with the Securities and Exchange Commission. If any such material and other risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Business” in Item 1, “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing,” “goal,” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements regarding:

•

the success, cost and timing of our product development activities and planned initiation and completion of clinical trials of our lead product candidate, GB0139, including our ability to enroll patients in our ongoing Phase 2b randomized, double-blind placebo-controlled clinical trial of GB0139 at anticipated rates and our ability to complete such trial with fewer dosage groups;

•

our ability to modify the protocol of our Phase 2b clinical trial of GB0139 to the satisfaction of the U.S. Food and Drug Administration, or FDA, or other regulatory agencies based on the interim unblinded analysis of the data conducted by a data safety monitoring board;

•	the success, cost and timing of our product development activities and planned initiation and completion of clinical trials or our other current product candidates and any future product candidates;

•	our need to raise additional funding before we can expect to generate any revenues from product sales;

•

our ability to obtain regulatory approval for our current or future product candidates that we may identify or develop, including our expectation that the FDA or other regulatory agencies would agree with our belief that our Phase 2b clinical trial of GB0139 is registrational;

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

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part II, Item 1A - “Risk Factors” below and for the reasons described elsewhere in this Annual Report on Form 10-K. Any forward-looking statement in this Annual Report on Form 10-K reflects our current view with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, industry, and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Annual Report on Form 10-K also contains estimates, projections, and other information concerning our industry, our business, and the markets for certain drugs, including data regarding the estimated size of those markets, their projected growth rates, and the incidence of certain medical conditions. Information that is based on estimates, forecasts, projections, or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by third parties, industry, medical and general publications, government data, and similar sources. In some cases, we do not expressly refer to the sources from which these data are derived.

Except where the context otherwise requires, in this Annual Report on Form 10-K, “we,” “us,” “our,” “Galecto,” and the “Company” refer to Galecto, Inc. and, where appropriate, its consolidated subsidiaries.

Trademarks

We have applied for various trademarks that we use in connection with the operation of our business. This Annual Report on Form 10-K includes trademarks, service marks, and trade names owned by us or other companies. All trademarks, service marks, and trade names included in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, the trademarks and trade names in this report may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company developing therapeutics that are designed to target the biological processes that lie at the heart of fibrosis and impact a broad range of fibrotic and related diseases, including cancer. Our initial focus is on the development of small-molecule inhibitors of galectin-3 and lysyl oxidase-like 2, or LOXL2, which play key roles in regulating fibrosis and cancer. We believe our product candidates are distinct from the current generation of antifibrotic and anticancer agents and have the potential to significantly improve patients’ clinical outcomes and enhance their quality of life.

Our lead product candidate, GB0139, is an inhaled small molecule inhibitor of galectin-3. We are developing GB0139 for the treatment of severe fibrotic lung diseases such as idiopathic pulmonary fibrosis, or IPF, a life-threatening progressive fibrotic disease of the lung that affects approximately 100,000 people in the United States. While there are currently two approved therapies for the treatment of lung fibrosis, neither has been associated with improvements in overall survival, and both therapies have been associated with significant side effects leading to poor therapeutic adherence. In our clinical trials completed to date, we found orally inhaled GB0139 to be generally well-tolerated and that the compound inhibited galectin-3 in the lungs, in a dose-dependent manner, and that it decreased levels of a range of plasma biomarkers, such as YKL-40 and PDGF, that have been linked to mortality, severity and/or progression in IPF. We are currently conducting a potentially registrational, randomized Phase 2b trial in 450 IPF patients. In March 2021, we were notified by a data safety monitoring board, or DSMB, for this Phase 2b trial that it recommended modifying the trial protocol to discontinue dosing in patients who were on concomitant nintedanib or pirfenidone, and for patients on the 10 mg dose. based on the DSMB’s interim unblinded analysis of the data. The DSMB’s determination was based on an identification of an imbalance in the serious adverse events across the study groups, but not an imbalance between the groups in mortality. We expect to continue the Phase 2b trial consistent with the recommendations of the DSMB, with continued dosing in the 3 mg arm, in patients who are not on nintedanib or pirfenidone, and expect topline results from this ongoing trial to be available in the second half of 2022.

Our product candidate portfolio includes GB2064, a selective small molecule oral inhibitor of LOXL2 that we initially plan to develop for the treatment of myelofibrosis, a malignant disease of the bone marrow in which fibrosis reduces the ability to form blood cells. The Phase 2 study is planned to start in the first half of 2021.

Our product candidate portfolio also includes a second and distinct galectin-3 inhibitor, GB1211, a potent small molecule selective oral galectin-3 inhibitor that we are developing for the treatment of cancer (initially in non-small cell lung cancer, or NSCLC), and fibrosis (initially in liver cirrhosis). We expect to initiate a Phase 2a clinical trial for GB1211 for NSCLC in the second half of 2021, and Phase 1b/2a for liver cirrhosis in mid-2021.

Our Pipeline

We have retained global development and commercialization rights to all of the product candidates in our pipeline. The chart below summarizes key information about our programs. We are also progressing several preclinical assets against other proteins that have been associated with disease.

*Pending regulatory acceptance of protocol amendment.

Our initial focus is developing GB0139 for the treatment of IPF, but we plan to further develop GB0139 with the goal of treating most of the forms of lung fibrosis. GB0139 targets galectin-3, one of the key regulators of fibrosis. The overexpression of galectin-3 is ubiquitous in fibrotic tissue, including in fibrotic lung tissue, and is linked to both disease severity and disease progression, as well as acute exacerbations of IPF. However, there are no therapeutics approved that specifically target galectin-3. In our clinical, preclinical and in vitro testing to date, we have demonstrated that GB0139 can directly target galectin-3 in the lungs and markedly lowers the plasma levels of biomarkers of fibrosis in patients.

In our Phase 1/2a trial in both healthy volunteers and IPF patients, GB0139 was generally well-tolerated, showed consistent and tight pharmacokinetics measured as plasma levels of the compound, and inhibited galectin-3 in the lungs of IPF patients in a dose-dependent manner. We are currently conducting a Phase 2b randomized, double-blind placebo-controlled clinical trial of GB0139 in 450 IPF patients. The primary endpoint of the trial is to assess annual rate of decline in forced vital capacity, or FVC. Reduction in the decline of FVC is the endpoint that was accepted by the FDA for the approval of both of the current therapeutic treatments for IPF. We anticipate that results from this trial will become available in the second half of 2022. In mid-March 2021 it was recommended by the DSMB, who had access to unblinded safety and efficacy data, to discontinue dosing of GB0139 in patients on nintedanib or pirfenidone, and in patients receiving the 10 mg dose. The study protocol is being amended to reflect these changes. We continue to believe, pending feedback from regulatory authorities on our protocol amendment adopting the DSMB’s recommendations and on the final data set, that this trial has the potential to support an application for conditional approval of GB0139 in the EU and that this trial also has the potential to be regarded as a registrational trial in the United States. In addition, on August 27, 2020, we announced that GB0139 for the treatment of IPF had been granted Orphan Drug Designation by both U.S. and European regulatory authorities.

We are also developing GB2064, a selective oral inhibitor of LOXL2 that has demonstrated antifibrotic activity in lung, liver and kidney preclinical models of fibrosis. Our initial focus is developing GB2064 in myelofibrosis, one of the several types of cancer and multiple fibrotic diseases in which expression of LOXL2 is significantly increased. Myelofibrosis is a disease with significant morbidity and mortality that affects between 16,000 and 18,500 patients in the United States. The current standard of care for myelofibrosis consists of inhibitors of the JAK2 protein kinase, which alleviate the disease symptoms through inhibition of cell proliferation but do not directly target fibrosis. GB2064 has successfully completed a Phase 1 trial in 78 healthy volunteers, in which GB2064 administered orally led to dose-dependent inhibition of LOXL2 in serum. We believe that GB2064 has the potential to have a direct impact on the fibrotic process and to slow the progression of the disease as opposed merely to treating the underlying symptoms, which could have a positive impact on the bone marrow. We anticipate initiating a Phase 2 trial of GB2064 in myelofibrosis in the first half of 2021, with data expected in 2022.

In addition, we are developing GB1211, an orally delivered galectin-3 inhibitor, which is chemically distinct from GB0139. We believe GB1211 has the potential to treat multiple types of cancer and fibrotic diseases. Our initial target indications for GB1211 are NSCLC, a cancer indication with a high unmet need, and liver cirrhosis, a severe, progressive disease that ultimately leads to liver failure and for which there are limited treatment options. GB1211 demonstrated an anti-cancer effect and antifibrotic activity in multiple preclinical models and has successfully completed a Phase 1 trial in 78 healthy volunteers. In the Phase 1 trial, GB1211 was well-tolerated and had dose-dependent pharmacokinetics. We are planning to initiate a Phase 2a trial of GB1211 in NSCLC in the second half of 2021 in approximately 30 patients, with data expected in the second half of 2022. We are also planning on initiating a Phase 1b/2a trial of GB1211 in liver cirrhosis in mid-2021 in 54 patients, with data expected in the second half of 2022.

We are built upon more than ten years of research into galectin and fibrosis modulators and were founded by leading researchers on the galectin family of proteins, including one of the discoverers of the galectin family of proteins, the first chemist to develop selective galectin inhibitors, and the discoverer of galectin-3’s role in fibrosis. We have developed from a university spin-out, with only one part-time employee at inception in December 2011, to a company with three different potential drugs in clinical development.

We believe that our founders’ and management’s experience provides unique insights into the targets that underlie the biological processes of fibrosis and other related diseases. We are led by Hans T. Schambye, MD, Ph.D., our Chief Executive Officer and President, a biotechnology executive who previously served as CEO of Recepticon and Gastrotech Pharma. Professor Bertil Lindmark, M.D., Ph.D., our Chief Medical Officer, has extensive experience in the pharmaceutical industry and previously held globally leading positions at AstraZeneca and Almirall. Anders Pedersen, our Chief Operating Officer, has over 25 years of experience in process development and discovery of pharmaceuticals including at CMC Biologics and Novo Nordisk. Jonathan Freve, our Chief Financial Officer, served as CFO with Spring Bank Pharmaceuticals and has extensive experience in public and private financings, licensing deals and acquisitions. We are supported by our board of directors and clinical advisory boards.

Our Strategy

Our goal is to become a leader in developing and commercializing therapeutics that directly target the biological processes at the heart of fibrosis across a broad range of fibrotic and cancer diseases with significant unmet medical need. Our strategy is focused on the following key components:

•

Efficiently advance GB0139 in IPF through clinical development. We are currently conducting a randomized double-blind placebo-controlled Phase 2b trial of GB0139 in 450 patients with IPF with data expected in 2022. This orphan disease is therapeutically underserved, and we believe that GB0139 may have the ability to become the first true disease modifying therapy. In mid-March 2021 the DSMB, who had access to unblinded interim safety and efficacy data, recommended that we discontinue dosing of GB0139 in patients on nintedanib or pirfenidone, and in patients receiving the 10 mg dose. The study protocol is being amended to reflect these changes. We still believe, pending feedback from regulatory authorities on our protocol amendment and the final data set, that this trial has the potential to support an application for conditional approval of GB0139 in the EU and that the trial also has the potential to be regarded as a registrational trial in the United States. Assuming positive results from the Phase 2b trial, we intend to expeditiously initiate a Phase 3 trial in IPF.

•

Leverage our understanding of the LOXL2 pathway to advance GB2064 through a Phase 2 trial in myelofibrosis and continue evaluating GB2064 in subsequent indications. We intend to initiate a Phase 2 trial of GB2064, our lead product candidate targeting LOXL2, in myelofibrosis, and we expect to report data for this trial in 2022, which may potentially to lead to an accelerated development path for GB2064 in this orphan and underserved disease. We will subsequently evaluate GB2064 in other fibrotic indications as a monotherapy or in combination with our other product candidates.

•

Build on our understanding of the galectin-3 target to advance GB1211 through a Phase 2a trials in NSCLC and a phase 1b/2a trial in liver cirrhosis, and subsequently in additional indications. We are developing GB1211 for the treatment of NSCLC and liver cirrhosis and intend to conduct two Phase 2a trials with data expected in the second half of 2022. Additionally, we believe that GB1211 has the potential to treat multiple other cancer forms and organ fibroses.

•

Evaluate data on GB0139’s potential in COVID-19. The University of Edinburgh is conducting a trial of various potential drug candidates, including GB1039, to treat COVID-19 and its symptoms, and published research has suggested that galectin-3 levels could be a biomarker for, and play a significant role in, COVID-19 respiratory complications. Data from the University of Edinburg’s trial, called DEFINE, is expected to be available in the second quarter of 2021. Depending on the DEFINE data and our continuing research about the role of galectin-3 in COVID-19, we may determine to focus our resources to conduct further clinical trials exploring GB0139’s potential to help defend against severe respiratory symptoms caused by COVID-19.

•

Expand our fibrosis and cancer portfolio by opportunistically advancing our research and development efforts beyond our current expertise in the galectin-3 and LOXL2 pathways. We intend to expand our leadership as a company dedicated to developing therapies that directly target the biological processes at the heart of fibrosis by developing product candidates against other targets involved in the regulation, formation, or maintenance of fibrosis. We also intend to selectively pursue business development opportunities to expand our current product portfolio, which may include product candidates targeting fibrosis or cancer that work through mechanisms that we believe are complimentary to, or independent of, galectin-3 or LOXL2.

•

Continue to build a patient-focused company targeting fibrosis and cancer. In building a patient-focused company to address the needs of patients with fibrotic diseases and cancer, we will work with clinicians, patient advocacy groups, medical centers of excellence and medical key opinion leaders to better understand the symptoms and consequences of these diseases, to expeditiously develop and provide better treatments to patients, and to increase awareness of these diseases.

•

Maximize the commercial value of our product candidates. We have retained worldwide development and commercial rights to all of our product candidates. We intend to commercialize any products in our portfolio for which we receive regulatory approvals in certain rare indications in the United States and the EU with a limited and targeted commercial team. We also intend to retain the flexibility to evaluate strategic collaborations and to seek partners to commercialize our products in other geographies and for our products in highly prevalent indications such as NSCLC, which require significant investment to build a commercial infrastructure.

Galectin-3 and LOXL2 mediated fibrosis and cancer background

We are developing small-molecule inhibitors focusing on galectin-3 and LOXL2, two of the targets that are believed to underlie the biological processes that drive fibrosis and certain types of cancers.

Fibrosis is the development of abnormal fibrous connective tissue in response to injury, damage or dysfunctional gene regulation. This fibrous connective tissue consists of elongated proteins such as collagen and elastin fibers that provide support to surrounding key functional cells in all tissue and all organs. Production and break-down of collagen is tightly regulated to preserve optimal organ function. The deposition of excess collagen and the formation of fibrosis can cause remodeling of surrounding healthy tissue and the loss of normal organ or tissue function. Fibrotic disease can affect tissues throughout the body including the lungs, liver, heart, kidneys and vascular system. Fibrosis typically progresses slowly and can ultimately lead to organ failure and death. Fibrosis is also a hallmark of solid tumors, with up to 20 percent of cancers linked to chronic inflammation-linked fibrosis. It has been estimated that fibrosis contributes to up to 45 percent of all deaths in the developed world.

The currently approved therapeutic treatments for IPF are associated with significant side effects leading to significant discontinuation rates with median time on treatment only between 7.5 and 8.9 months, and they have not been linked to improvements in overall survival. Scientific literature supports the understanding that there are common biological mechanisms that drive fibrosis that are distinct from those regulating inflammation. It is these mechanisms that we are targeting with our proprietary product candidates.

Both LOXL2 and Galectin-3 have been shown to also play central roles in tumor cell growth, the formation of fibrosis associated with the tumor and in the tumor microenvironment (TME). These effects help tumors grow, metastasize and evade anti-cancer treatments. Hence, by inhibiting LOXL2 and Galectin-3, it may be possible to reduce tumor growth, enhance the effect of anti-cancer treatments and hence reduce disease progression and potentially improve survival.

Galectin-3

Galectin-3 is a lectin central to the development of fibrotic disease across multiple tissue types and is part of a pre-innate galectin immune defense developmentally conserved for over 500 million years, which steers local inflammation and when chronically activated, drives the development of fibrosis via several pathways and several cell inflammatory cell types and fibrocytes.

Figure 1. Galectin-3 increase in fibrotic tissues from patients with liver, kidney, lung and artery fibrosis

While it is expressed in various tissues throughout the body at a low level, galectin-3 is overexpressed, sometimes profoundly, in damaged or inflamed tissues. Galectin-3 drives fibrosis by activating multiple pathways involved in tissue repair. The presence of excess galectin-3 triggers the fibrotic process by converting quiescent fibroblast cells into cells called myofibroblasts. This triggering effect takes place when galectin-3 stimulates the signaling of growth factor receptors such as TGF-beta, a master regulator of cell growth. Myofibroblasts are harmful in the context of fibrosis, since they secrete excess collagen and elastin, and as such are the key cellular drivers of fibrosis. Furthermore, galectin-3 reduces apoptosis, or programmed cell death, of inflammatory cells called neutrophils, allowing these cells to persist and potentially cause further pathology in fibrotic tissue. Finally, galectin-3 also promotes the activation of macrophages, resulting in increased fibrosis as well as further galectin-3 expression, which leads to a feed-forward cycle that can accelerate the fibrotic process.

Figure 2. Comparison of galectin-3 in a normal lung versus a fibrotic lung

The galectin-3 mediated fibrosis is central to IPF and to several cancer types. The galectin-3 inhibitors inhibit the carbohydrate recognition domain stopping the attachment of galectin-3 to sugar moieties on cell surfaces receptors, and therefore stops its activation of key molecules like the receptors for TGF-beta and VEGF. Given its central role in fibrosis, there are FDA-cleared diagnostics for the detection of galectin-3 used for assessing the prognosis of patients diagnosed with chronic heart failure.

Figure 3. Multiple roles of galectin-3 in fibrosis

Interestingly, studies have shown that galectin-3 is not expressed during the first trimester of pregnancy and intra-uterine surgery during this time period leaves no scars. The inability of first trimester fetuses to scar further demonstrates that fibrotic tissue cannot develop if galectin-3 is missing or blocked. Preclinical studies have also shown that mice deficient in galectin-3 exhibit decreased fibrosis in models of liver, kidney, and lung disease. Furthermore, inhibition of galectin-3 has been shown to slow the development of lung, liver and cardiac fibrosis in preclinical models.

In patients with IPF, elevated galectin-3 is found in the fibrotic patches in the lung, in bronchoalveolar lavage, or BAL, fluid and in plasma. Patients with liver cirrhosis have highly elevated galectin-3 levels in biopsies of their liver nodules. Elevated galectin-3 is also found in serum of patients with fibrosis related to diseases characterized by fibrosis such as cancer, cardiac disease and renal disease. The level of galectin-3 expression in fibrotic tissue correlates with the degree of fibrosis.

Despite galectin-3’s proximity to and involvement in fibrosis disease pathology, no approved drugs specifically target galectin-3. However, there are FDA-cleared diagnostics for the detection of galectin-3 in plasma to assess the prognosis of patients diagnosed with chronic heart failure.

Galectin-3 is widely expressed in several cell types such as macrophages, fibroblasts, activated T-lymphocytes and epithelial cells and is highly expressed in high fatality cancers such as NSCLC. In NSCLC, particularly in adenocarcinoma, increased galectin-3 expression in tumors, lymph nodes and serum correlate with metastases and is a negative prognostic indicator. The galectin-3 genetic polymorphism rs4652 associated with impaired galectin-3 secretion has been linked to increased survival and response to chemotherapy in NSCLC. Galectin-3 can directly enhance cell proliferation, apoptosis resistance and metastatic potential, as well as lung cancer stemness. It is also an important constituent of the tumor microenvironment acting on endothelial cells to promote angiogenesis. Furthermore, many studies have revealed the inhibitory effects of galectin-3 on activated cytotoxic T lymphocytes (CTLs), and we have shown in preclinical trials that it is essential for M2 macrophage differentiation. In a recent study it was shown that patients with high levels of galectin-3 expression in NSCLC tumors did not respond to anti-programmed cell death receptor 1 (anti-PD1) treatment, whereas patients with lower levels of galectin-3 expression did respond to the treatment, indicating a central role of galectin-3 in the tumor defense mechanisms.

LOXL2

Lysyl oxidases are a family of enzymes that are secreted from the cell. Once outside the cell membrane, these enzymes help create and strengthen connective tissue by catalyzing the crosslinking of proteins such as collagen and elastin in the extracellular matrix, which is essential for normal tissue function, but can become fibrotic and lead to organ dysfunction in the diseased state. There are five members of the LOX family in humans, LOX and LOXL1 through LOXL4. Each of these family members is believed to play a specific role in the formation and maintenance of the extracellular matrix. Any therapy that is not sufficiently specific to LOXL2 (i.e., that also interacts with other members of the LOX family) is at risk for creating toxicity. Mice deficient in the gene for LOX, for example, die soon after birth as a result of defects in the formation of the cardiovascular and respiratory systems.

We have chosen to target only the LOXL2 enzyme because it plays a key role in the development of fibrosis. In fibrotic diseases such as lung, liver, and kidney fibrosis, increased levels of LOXL2 are observed. The level of LOXL2 expression correlates with the degree of liver fibrosis, with the highest levels of LOXL2 being found in cirrhosis and in decompensated liver disease.

Figure 4. LOXL2 expression correlates with degree of liver damage in patients with chronic hepatitis B

LOXL2 is also increased in cancer-related fibrosis across a wide range of cancers, including breast, colon, and pancreatic cancers. The presence of LOXL2 is a negative prognostic for survival in pancreatic cancer with patients with tumors expressing LOXL2 having an overall survival of approximately half of those with LOXL2 negative tumors.

Figure 5. Pancreatic tumors expressing LOXL2 are associated with a poor prognosis

LOXL2 is significantly upregulated in mesenchymal stromal cells, which are bone marrow cells that support hematopoietic stem cell differentiation, isolated from patients with myelofibrosis compared to healthy adults. The levels of other LOX family members do not significantly change between healthy and diseased mesenchymal stromal cells.

Figure 6. LOXL2 is highly overexpressed in myelofibrosis stromal cells (expression level in myeloid biopsies from myelofibrosis patients relative to expression in healthy individuals)

Clinical experience with drugs specifically targeting LOXL2 has been limited. Simtuzumab, an antibody targeting LOXL2 that is administered by a subcutaneous or intravenous injection, has been evaluated in a number of clinical trials, including a Phase 2b trial in patients with myelofibrosis. These trials failed to show a positive effect on the reduction of fibrosis and further development of simtuzumab has been discontinued. Simtuzumab binds to LOXL2 without fully inhibiting its catalytic activity. This activity is, we believe, the critical feature of LOXL2 that needs to be blocked in order to achieve maximal antifibrotic activity. Small molecules that directly inhibit the catalytic activity of LOXL2, such as our product candidate GB2064, and which have the ability to penetrate deeper into fibrotic tissue than a large molecule antibody, may show greater activity as antifibrotic agents, given that small molecules can more readily bind to the catalytic site of an enzyme deep in fibrotic tissue. Inhibitors that preferentially target LOXL2 over other LOX family members may avoid triggering adverse events due to the ubiquitous and important roles that lysyl oxidases have in maintaining tissue structure throughout the body.

Our product candidate portfolio

GB0139 for the treatment of IPF

GB0139 is an inhaled small-molecule inhibitor of galectin-3 that we are developing for the treatment of IPF. The molecule is delivered via oral inhalation utilizing a dry powder inhaler, a standard capsule-based inhaler that has been previously approved by the FDA for use in the delivery of other compounds.

IPF Background and Market Opportunity

IPF is a rare life-threatening disease characterized by progressive fibrosis of the lungs leading to their deterioration and destruction. The most common symptoms of IPF are shortness of breath and a dry persistent cough, and a decreasing ability to perform normal daily activities. Over time, as a result of the unrelenting progress of the disease, breathing difficulties increase and lack of oxygen to tissues triggers weight loss, aching muscles, chronic fatigue, generally deteriorating health and can ultimately lead to death, often within 2 to 5 years.

IPF is a rare disease affecting approximately 100,000 people in the United States and occurs primarily in persons between the ages of 50 and 70. Between 30,000 and 40,000 new cases are diagnosed in the United States each year. The exact cause of IPF is not known, but a family history of the disease and environmental exposure to toxins, such as smoking, are known to increase the likelihood of developing the disease. Some patients with IPF develop other serious lung conditions such as lung cancer, pulmonary embolisms, pneumonia and pulmonary hypertension. Patients with IPF generally have a poor prognosis with a mean survival between two to five years depending on the stage of diagnosis and the rate of lung deterioration.

Current treatments for IPF and their limitations

Some IPF patients with mild or moderate symptoms are treated with either nintedanib, marketed as Ofev by Boehringer Ingelheim, or pirfenidone, marketed as Esbriet by Roche/Genentech. These drugs have been shown to slow progression of decrease in lung function associated with IPF and deterioration of pulmonary function, but neither drug has been associated with improvements in overall survival, and both have been associated with significant side effects. Over 60 percent of patients dosed with nintedanib have diarrhea and 14 percent experience elevated levels of liver enzymes. Thirty percent of patients treated with pirfenidone have skin rash, and nine percent experience photosensitivity, both of which can lead to dose reductions or discontinuations. Both agents have some efficacy in patients with more advanced disease, but high rates of discontinuations due to adverse events in these more frail patients limit their use. A survey of 290 physicians published by a third party in 2017 found that over half of IPF patients are not being treated with either agent for multiple reasons, including physicians not having sufficient confidence in clinical benefit and concerns about safety. A retrospective cohort analysis of prescription records conducted by researchers at the Mayo Clinic and presented in 2019 found that the adoption of pirfenidone and nintedanib by IPF patients was approximately ten percent for each therapy, supporting the earlier observation that the majority of IPF patients are not actively being treated. Despite this, total worldwide sales of pirfenidone and nintedanib in 2019 were over $1.2 billion and $1.6 billion, respectively.

Given the poor prognosis and the lack of therapies that impact survival, patients diagnosed with IPF are routinely referred for lung transplantations and it is generally recommended that all patients without contraindications for surgery be added to transplant lists. IPF patients represent the majority of all lung transplantations. However, the survival rate of IPF patients following transplant is lower than that observed for other diseases due to their advanced age and associated comorbidities.

Our solution - GB0139

We are developing GB0139 for inhaled delivery to target the IPF disease site directly in the periphery of the lung while limiting potential systemic toxicity. GB0139 is differentiated from current IPF therapies because it is designed to directly target galectin-3. By inhibiting the carbohydrate binding domain of galectin-3, GB0139 is designed to prevent the binding of galectin-3 to cell surface receptors, and hence reduce the profibrotic activity of galectin-3. GB0139 has been generally well-tolerated in clinical trials we have completed to date both in healthy adults and in IPF patients. In both populations, dosing with GB0139 resulted in highly consistent drug exposure and led to reductions in galectin-3 levels in macrophages isolated by BAL in the IPF patients. In our Phase 2a clinical trial, local therapy in the lungs of IPF patients with GB0139 also led to markedly decreased levels of plasma biomarkers, such as YKL-40 and PDGF, that have been linked to mortality, severity and/or progression in IPF. We initiated a 52-week, 450-patient randomized double-blind placebo-controlled Phase 2b trial of GB0139 in IPF in March 2019. We anticipate data on the primary endpoint of annual rate of decline in FVC in these patients following 12-month dosing with GB0139 to be available in the second half of 2022. In mid-March 2021 the DSMB, who had access to unblinded interim safety and efficacy data, recommended that we discontinue dosing of GB0139 in patients on nintedanib or pirfenidone, and in patients receiving the 10 mg dose. The study protocol is being amended to reflect these changes and the study will continue dosing patients with the 3 mg dose and disallow concomitant dosing of nintedanib or prifenidone. We are currently in the process of amending our Phase 2b protocol to adopt these recommendations. In the clinical phase 1b/2a study, both the 3 and the 10 mg dose were shown to reach the periphery of the lung at high concentrations and to reduce the extracellular levels of galectin-3 on alveolar macrophages harvested from the lung of IPF patients. Several plasma fibrosis biomarkers were shown to be reduced by GB0139.

Overview of Clinical Trials

Data from our completed clinical trials data to date on GB0139 in IPF patients demonstrated that:

•	High exposure of GB0139 can be delivered to the target tissue with low systemic exposure;
•	Inhalation dosing of IPF patients is feasible and results in highly reproducible drug levels;
•	GB0139 was generally well-tolerated, including daily dosing;
•	GB0139 leads to dose-dependent decreases in galectin-3 levels; and
•

GB0139 leads to decreases in multiple fibrosis biomarkers that are present in the diseased lung tissue and measured in plasma, including YKL-40 and PDGF, which is consistent with GB0139 having direct antifibrotic activity.

Ongoing Phase 2b Clinical Trial

In our Phase 2b clinical trial, we are seeking to evaluate whether GB0139 leads to improvements in clinically meaningful outcomes in IPF patients.

We are currently conducting a 52-week randomized, double-blind placebo-controlled Phase 2b trial in IPF patients. The primary endpoint is the annual rate of decline in FVC at one year. FVC is a common test that measures the total amount of air that a person can expel from the lungs. A decline in FVC is an indirect measure of worsening fibrosis and increased lung stiffness and has become the most commonly accepted measure of disease progression in IPF. Reduction in decline of FVC is the endpoint that was accepted by the FDA for the approval of both pirfenidone and nintedanib.

In the original clinical trial design, patients in this trial are receiving inhaled daily doses of 3 mg or 10 mg of GB0139 or placebo for one year. In mid-March 2021 the DSMB, who had access to unblinded interim safety and efficacy data, recommended that we discontinue dosing of GB0139 in patients on nintedanib or pirfenidone, and in patients receiving the 10 mg dose. The study protocol is being amended to adopt these recommendations. The annual rate of decline in FVC will be assessed as the primary endpoint using baseline FVC and several FVC measurements during the year to establish the rate of decline, and to compare that measure between patients on active treatment, with the annual rate of decline in FVC measured in patients who were treated with placebo. Secondary endpoints we will measure include the absolute decline in FVC; time to first hospitalization related to IPF, including acute IPF exacerbation; overall survival; and patient outcome measures such as 6-minute walk test distance and quality of life as determined by standard instruments. All patients will continue receiving their blinded treatments for up to two years until the last patient completes one year of dosing enabling the generation of extended safety and efficacy data.

Figure 7. GB0139 Phase 2b revised trial design (pending regulatory approval)

In mid-March 2021 the DSMB, who had access to unblinded interim safety and efficacy data, recommended that we discontinue dosing of GB0139 in patients on nintedanib or pirfenidone, and in patients receiving the 10 mg dose. The study protocol is being amended to adopt these recommendations.

We still plan to enroll a total 450 IPF patients (including those patients already randomized in the study) in this trial across approximately 128 clinical sites in the United States, the EU, and other countries. As the design is being amended to adopt the recommendations of the DSMB, the numbers per dose will be changed. We anticipate completion of this trial in the second half of 2022. Pending feedback from the EMA, we believe that a positive result in this trial has the potential to support an application for conditional approval of GB0139 in the EU and, pending feedback from the FDA on the amended protocol and final data set, that the trial also has the potential to be regarded as a registrational trial in the United States.

This table shows an overview of the interim blinded safety data in the study. As the data has not been fully cleaned, since the study is ongoing, this table should not be seen as the final and definitive adverse event table, but is included here to provide investors with an impression of the character of the serious adverse events that have been reported in the study as treatment emergent, or TEAE, (i.e. starting after the onset of dosing of the experimental drug inhalations). Since the table represents a blend of patients on placebo, and 3 mg dose of GB0139 and the 10 mg dose of GB0139, including those taking concomitant nintedanib and pirfenidone, no firm conclusion can be made that these reported serious treatment emergent adverse events are related to GB0139 and conversely neither that they are unrelated to the GB0139 therapy.

Completed Phase 1/2a Clinical Trial - Phase 2a Part in IPF Patients

We have conducted a randomized placebo-controlled Phase 1/2a multi-dose trial of GB0139 in the U.K., with the Phase 2a part conducted in 24 IPF patients. Patients in this part received 0.3, 3, or 10 mg of GB0139 or placebo control by inhalation once daily for 14 days. All patients completed the 14-day dosing, and BAL samples were obtained for all patients before dosing and at the conclusion of dosing.

GB0139 was generally well-tolerated in these patients with no serious drug-related adverse events, and there were no discontinuations in the trial. There were four incidents of mild adverse events (fever, upper respiratory tract infection, abnormal taste in mouth, dry throat) that were deemed possibly or probably drug related.

Despite the presence of lung damage from IPF in patients entering this trial, inhalation of GB0139 resulted in highly reproducible drug levels (see Fig. 8 which shows very tight standard deviation intervals) that were very consistent between patients and demonstrated higher systemic uptake of GB0139 than in healthy adult males in the Phase 1 part of the trial. This indicates that IPF patients are able to receive an inhaled drug to the peripheral parts of their lungs, which is the site of disease. Although observed at very low plasma concentrations, the higher plasma levels of GB0139 observed in the IPF patients is probably due to a loss of alveolar barrier integrity with increased epithelial permeability, which is present in the fibrotic lung.

Figure 8. Consistent exposure of GB0139 among IPF patients in Phase 2a part of Phase 1/2a trial

We also observed dose-dependent increases in GB0139 levels in alveolar macrophages obtained from the BAL fluid, confirming drug exposure in situ in the lung. There was a significant correlation between plasma levels of GB0139 and levels in the macrophages in BAL fluid (Pearson correlation coefficient 0.89 with p<0.0001). However, inhaled dosing of GB0139 resulted in drug levels that were between 567 and 1,930 times higher in alveolar macrophages than in plasma at two hours post-dose on day 14. This large difference in drug levels between plasma and alveolar lung macrophages supports our approach of delivering GB0139 through inhalation to maximize the exposure of the target lung tissue to the drug, while minimizing systemic exposure, which we believe will improve patient safety and tolerability.

Figure 9. Correlation between GB0139 levels in alveolar macrophages (AM) and plasma

Dosing with GB0139 led to dose-dependent decreases in galectin-3 levels on the cell surface of macrophages harvested from the BAL fluid, providing further evidence that GB0139 was able to reach the target tissue and significantly reduce the levels of the galectin-3 target protein attached to macrophages. These cells play an active part in the pathobiology in IPF.

Figure 10. GB0139 led to dose-dependent decrease of galectin-3 in AM

Treatment of IPF patients with GB0139 resulted in decreases in serum levels of a broad panel of biomarkers associated with fibrosis and progression of IPF, as well as decreases in levels of galectin-3. The clear reduction in the serum levels of several fibrosis biomarkers may suggest that treatment with GB0139 had a measurable effect on the parenchymal disease process in the lungs. We believe no other IPF therapeutic has presented data of similar type and magnitude. These include:

•	YKL-40, an inflammation-related glycoprotein, the levels of which have been used to predict survival in IPF patients;
•	PAI-1, or plasminogen activator inhibitor type -1, a regulator of tissue homeostasis and wound repair that is elevated in fibrosis;
•	PDGF-BB, or platelet-derived growth factor, a stimulator of fibroblast growth; and
•	CCL-18, or CC Chemokine Ligand 18, a small protein derived from alveolar macrophages that acts as a chemo-attractant and is negatively correlated to pulmonary function tests in IPF patients.

PDGF-BB
PAI-1
YKL-40
plasma PDGF-BB (% baseline)
plasma PAI-1 (% baseline)
plasma YKL-40 (% baseline)
placebo
0.3mg GB0139
3mg GB0139
10mg GB0139
AM Gal-3 (% baseline)
AM Gal-3 % baseline

Placebo

3 mg GB0139

10 mg GB0139

PDGF-AA	MCP-1

plasma MCP-1 % baseline
500
400
300
200
100
0
0
50
100
150
200
AM Gal-3 (% baseline)

Figure 11. Inhaled GB0139 leads to significant reduction in serum levels of a panel of fibrosis biomarkers and correlation between reduction of the plasma biomarkers and the AM surface galectin-3 levels

The observation that these fibrosis-related biomarkers in plasma are concertedly and markedly reduced upon dosing IPF patients with GB0139 supports the key role of galectin-3 in IPF and the potential of GB0139 to generate antifibrotic activity in these patients. The levels of galectin-3 in alveolar macrophages directly correlate with the levels of serum biomarkers of fibrosis, including YKL-40, which has been shown to have prognostic significance in IPF. Four highly relevant disease biomarkers, PDGF, MCP-1, PAI-1 and YKL-40, have been shown to have prognostic significance in IPF and have a well described relationship with myofibroblast activity in vitro. In our completed Phase 2a clinical trial, these biomarkers were reduced from baseline in several dose groups compared to placebo and may offer a less invasive measure of pharmacodynamic effects going forward. In a post-hoc analysis of the ASCEND trial and the two CAPACITY trials, which were the three phase 3 clinical trials used for the approval of pirfenidone, YKL-40 was prognostic for progression in the test cohort. However, there was no association between pirfenidone treatment and the longitudinal concentration of any biomarker. In another study comparing treatment naïve IPF patients with those on anti-fibrotic treatment (pirfenidone or nintedanib), CA-125, CXCL13, MMP7, YKL-40 and OPN predicted differential transplant free survival in treated patients, but at higher thresholds than treatment naïve individuals. There is therefore substantial evidence that several biomarkers are related to disease severity and prognosis, several of which were significantly reduced in plasma of IPF patients after 2 weeks of treatment with inhaled GB0139.

Completed Phase 1/2a Clinical Trial - Phase 1 Part in Healthy Adult Males

In the Phase 1 part of our Phase 1/2a clinical trial conducted in the U.K., we conducted a single ascending dose escalation study in 36 healthy adult males investigating six doses of GB0139 ranging from 0.15 mg to 50 mg. Inhaled GB0139 was generally well-tolerated in this trial with a half-life of 7 hours, and we observed predictable and well-characterized pharmacokinetics. No drug-related severe adverse events were reported, and other adverse events were mild in severity, and all resolved without intervention.

GB2064 for the treatment of myelofibrosis

We are leveraging our knowledge of mechanisms underlying fibrosis and other related diseases to develop product candidates for indications beyond lung fibrosis and targeting pathways that are complementary to alectin-3. We are currently developing GB2064, an oral selective LOXL2 inhibitor, for the treatment of myelofibrosis.

Myelofibrosis disease background

Myelofibrosis is one of a number of progressive blood cancers known as myeloproliferative neoplasms and is associated with significantly reduced quality of life and shortened survival. In myelofibrosis, the bone marrow produces fewer blood cells, which leads to multiple negative impacts, including thrombocytopenia, or greater incidence of low platelet counts; anemia, or low red blood cell counts; and an increased need for red-blood-cell transfusions. When bone-marrow based production of blood cells is significantly reduced, myelofibrosis patients also suffer from enlarged spleens due to overabundance of blood-forming stem cells. Myelofibrosis is considered to be a chronic leukemia which, in a subset of patients, can transform into an acute form of leukemia. Median overall survival is approximately 2.25 to 11.25 years. Transformation to acute leukemia is the most common cause of death from myelofibrosis, followed by cardiovascular complications.

Myelofibrosis affects between 16,000 and 18,500 patients in the United States with significant morbidity and mortality. Although the precise cause of myelofibrosis remains unknown, overactive Janus-associated kinase, or JAK, pathway signaling is present in all patients with the disease.

Current treatments for myelofibrosis and their limitations

The only currently approved specific therapeutic treatments for myelofibrosis are inhibitors of JAK2, consisting of ruxolitinib marketed as Jakafi by Incyte and fedratinib, marketed as Inrebic by Celgene/BMS. These kinase inhibitors provide symptomatic benefit, but only modest reductions in bone marrow fibrosis. In patients dosed for four or more years with ruxolitinib, for example, only one-third of patients showed reductions in fibrosis. Additionally, 60% of patients on Jakafi become transfusion dependent, versus 38% of patients in the placebo group. 16.8% of patients treated with Jakafi and 0.7% of patients treated with placebo developed newly occurring or worsening Grade 1 elevations in cholesterol. The incidence of Grade 2 cholesterol elevations was 0.6% for Jakafi with no Grade 3 or 4 cholesterol elevations.

The only curative treatment for myelofibrosis is an allogeneic hematopoietic stem cell transplant, or HSCT. However, HSCT in myelofibrosis patients is a procedure associated with a high treatment-related mortality rate. Even when HSCT is restricted to the subpopulation of patients who are deemed healthy enough to withstand the treatment, there is a one-year treatment-related mortality rate of between 12 percent and 25 percent. Due to the only modest reductions in fibrosis demonstrated by JAK inhibitors and the high mortality rate associated with HSCT, we believe that significant unmet need remains for new therapeutic options.

Our solution - GB2064

We have chosen to pursue myelofibrosis as our first indication for GB2054 due to the upregulation of the LOXL2 in a number of fibrotic diseases, including myelofibrosis, the drug activity seen in preclinical data, the rapid rate of progression of the disease, and the relative ease of following disease progression through serum samples and bone marrow biopsies. In preclinical models, GB2064 is approximately 400-fold more selective for human LOXL2 over other human LOX enzymes. GB2064 has shown activity in a number of preclinical models of fibrosis; has demonstrated good pharmacokinetics; and was generally well-tolerated in a Phase 1 trial in healthy adults.

Overview of Clinical trials

We are planning to initiate a Phase 2 clinical trial of GB2064 in myelofibrosis in the first half of 2021. The trial will include 16 evaluable patients with myelofibrosis, who will be dosed for nine months with 1000 mg of oral GB2064 BID. Endpoints include safety and tolerability as well as bone marrow fibrosis, spleen size, transfusion dependency, fibrosis markers, and quality of life.

Completed Phase 1 Clinical Trial

We have completed a Phase 1 single ascending dose and multiple ascending dose trial of GB2064 in 78 healthy volunteers. Volunteers received single doses of 150, 450, 1000, 2000 or 2500 mg of GB2064 or daily doses of 150, 750, 2000 mg or placebo for seven days. Dose-dependent increases in serum levels of GB2064 were observed, and using a proprietary assay, we determined that our oral selective inhibitor GB2064 led to dose-dependent inhibition of LOXL2 in serum.

No serious adverse events were reported, and the reported adverse events included nausea, headache, and dizziness that were mild in severity and frequency.

Preclinical data

In preclinical studies, GB2064 showed activity in multiple models of fibrosis including lung, liver and kidney fibrosis. In a bleomycin-induced model of lung fibrosis, treatment of mice with bleomycin leads to lung fibrosis. Prophylactic dosing of GB2064 led to a significant reduction in fibrosis development in this model. Where fibrosis had already developed, therapeutic dosing of GB2064 led to reductions in further fibrosis development. In Figure 12 below, AM152 refers to an LOXL2 antibody that was used by both Gilead Sciences, Inc. and Arresto Biosciences, Inc. (which was acquired by Gilead Sciences, Inc. in 2010) to study the effect of LOXL2 inhibition in mice. A copy of AM152 was manufactured to test GB2064 against the antibody.

Figure 12. GB2064 can both prevent and reverse fibrosis in a bleomycin-induced lung fibrosis model

LOXL2 is highly expressed in other fibrotic diseases such as renal fibrotic disease. The mouse Col4A3 model of kidney disease is based on a genetic mutation that is found in patients with Alport Syndrome, a rare disease characterized by fibrosis that leads to progressive loss of kidney function among other symptoms such as progressive loss of hearing and retinopathy. LOXL2 expression is significantly elevated in both the kidney cortex and glomeruli in this mouse model. In preclinical studies, treatment of Col4A3 mice with GB2064 has demonstrated an ability to prevent glomerular sclerosis and a scarring of the blood filtering vessels in the kidney and resulted in lower fibrosis scores in the kidney.

Glomerular Sclerosis
(Col4A3 KO mouse)
Percent of Sclerotic Glomeruli (%)
40
30
20
10
0
p<0.001
Vehicle
GB2064
Kidney Fibrosis
(Col4A3 KO mouse)
Fibrosis Score (1-5)
5
4
3
2
1
0
p<0.0005
Vehicle
GB2064

Figure 13. GB2064 (PAT-1251) prevents the development of renal fibrosis in a mouse model of Alport syndrome

GB1211 for the treatment of NSCLC and liver cirrhosis

We are developing GB1211, an oral selective galectin-3 inhibitor, initially for the treatment of NSCLC, a disease with high mortality and few treatment options, and for liver cirrhosis, a disease with no regulatory approved treatments except for symptomatic therapy or liver transplant. We may also consider developing GB1211 for other cancers and fibrotic diseases.

NSCLC background

Lung cancer is a common fatal malignancy in the developed world accounting for approximately 1.7 million deaths per year world-wide. In the United States in 2021, it is estimated that there were approximately 236,000 new cases of lung cancer and approximately 132,000 deaths from lung cancer. NSCLC is believed to account for about 85% of all lung cancers.

Current treatments for NSCLC and their limitations

NSCLCs are relatively insensitive to available treatments, which include surgery, irradiation and cytochemical therapy. With the advent of immunotherapy, a new understanding of the interplay between the immune system and cancer has evolved, and it is now increasingly understood that cancer can avoid immune detection and immune killing by a series of mechanisms. The readiness of the immune cells that can detect and kill cancer (including T-cells), the tumor micro-environment, or TME, in which they work, and cancer cell characteristics determine whether or not the immune system will be successful in killing cancer cells. A certain class of immune stimulation therapies have been developed and approved for treating lung cancer. The class is called checkpoint inhibitors, as these are compounds that specifically target and inhibit cell surface molecules, so-called “checkpoints”, that inhibit the activity of the immune system. The most well characterized class, the anti-programmed cell death receptor 1 (anti-PD1) antibodies, have been shown to reduce mortality and increase progression free survival. However, even though these have been introduced in the clinic, mortality from lung cancer remains very high: Only approximately 30% of patients respond to anti-PD1 therapies, and approximately 20% of the patients treated with anti-PD1 therapy show significant adverse lung effects, including inflammation and fibrosis.

One of the reasons the anti-PD1 medicines is believed to only show limited efficacy is that the TME is T-cell unfriendly. We believe one of these TME factors is high levels of galectin-3 in the tumor micro-environment.

Liver cirrhosis

Fibrous tissue accumulation is seen in the liver as result of continued liver injury driven by a different stimulus or the autoimmune processes. The process of chronic inflammation leads to a progressive accumulation of extracellular matrix, or a scar tissue. Although different chronic liver diseases are characterized by distinct patterns of fibrosis deposition, the development of cirrhosis represents a common outcome and leading to similar clinical consequences, and ultimately liver related death.

Cirrhosis is defined histologically as a diffuse process in which the normal anatomical lobules are gradually replaced by architecturally abnormal nodules separated by fibrous tissue. Different histological scoring systems have been defined to describe the stages of transformation from lack of fibrosis through formation of a portal, periportal and bridging fibrosis to cirrhosis.

Current treatments for liver cirrhosis and their limitations

There are no FDA approved drugs for liver cirrhosis. In general, therapeutic interventions are limited to supportive care relating to complications caused by the liver not functioning, and, in advanced cases, liver transplantation. As such, this is an area of unmet medical need.

Our solution – GB1211

We have demonstrated anti-cancer and fibrosis activity of GB1211 in several preclinical models and have completed a Phase 1 safety trial in 78 healthy volunteers, where GB1211 had good pharmacokinetics and was generally well-tolerated. We anticipate initiating a Phase 2a clinical trial in NSCLC patients in the second half of 2021 and a Phase 1b/2a clinical trial in liver cirrhosis patients in mid-2021.

Galectin-3 in NSCLC

We believe that galectin-3 inhibition has the potential to both increase T-cell function as a single agent as well as to increase the efficacy of check-point inhibitors for NSCLC. In an animal model, we have shown oral administration of one of our galectin-3 inhibitors reduced human and mouse lung adenocarcinoma growth and blocked metastasis. Treatment with one of our galectin-3 inhibitors also potentiated the effects of a PD-L1 immune checkpoint inhibitor. Furthermore, in the clinic, a retrospective study showed that patients with high tumor staining for galectin-3 were resistant to treatment with pembrolizumab, an anti-PD1 antibody approved for the treatment of NSCLC, and, by contrast, patients with low galectin-3 had a good response to pembrolizumab and a reduction in tumor volume. Galectin-3 could be a biomarker for anti-PD1 resistance and, therefore, for patients who may benefit from galectin-3 inhibition. We intend to use galectin-3 staining in NSCLC to select patients with high galectin-3 levels in the tumor tissue, who may respond to the combination of an anti-PD1 therapy and our galectin-3 inhibitor GB1211.

Galectin-3 in liver cirrhosis

Galectin-3 is a central regulator of chronic inflammation and fibrogenesis. Although not present in normal hepatocytes, galectin-3 expression is markedly increased in cirrhotic human liver secondary to a wide range of etiologies including viral-induced liver disease (Hepatitis B and C), NASH, autoimmune, copper or iron overload, primary biliary cirrhosis and alcohol-induced liver disease. Galectin-3 levels are highest in the F3/F4 fibrotic stages compared to F0/F1 and may arise by the impaired hepatic removal and/or by higher hepatic synthesis of galectin-3. Systemic galectin-3 is also increased in alcoholic liver disease and negatively correlates with liver function and Child-Pugh score.

In rodent models, galectin-3 expression is increased temporally in areas of bridging fibrosis and at the periphery of the hepatocyte nodules in the liver following CCl4 administration. Galectin-3 is also increased in other models of liver fibrosis including thioacetamide-induced and nutritionally deficient, dietary models of hepatocelluar and billiary injury in mice. In models of primary biliary cirrhosis, galectin-3 may mediate injury in these models via activation of the inflammasome and IL33/sT2 pathways. Global genetic deletion of galectin-3 results in reduced fibrosis in several models of toxin-induced, dietary- and surgically induced liver fibrosis in mice. These data suggest that galectin-3 up-regulation within the liver is a basic response to liver injury, irrespective of the initiating agent or disease process. As a result, we believe galectin-3 inhibitors have the potential to be a therapy for NASH or liver cirrhosis.

The most advanced clinical studies investigating the blockade of galectin-3 in liver fibrosis have used modified pectins such as belapectin. However, these large complex carbohydrates demonstrate low affinity for the galectin-3 carbohydrate recognition domain (CRD, 11) and with human PK data showing levels of systemic drug at orders of magnitude lower than KD, this predicts a low chance of any meaningful target engagement in a clinic setting.

We have developed small molecule orally active galectin-3 inhibitors, including GB1211, which demonstrate high (nM) affinity for human galectin-3 and good systemic exposure. GB1211 has been shown to reduce CCl4-induced liver fibrosis and fibrotic gene expression in mice. GB1211 is now being progressed into a phase 2a trial in liver cirrhosis patients.

Preclinical data

The effect of GB1211 was evaluated in a mouse model of carbon-tetrachloride-induced liver fibrosis. In two separate studies, fibrosis was induced in mice, which were then given either GB1211 or placebo. Mice dosed with 10 mg/kg GB1211 twice a day had significantly lower levels of liver fibrosis compared to mice given placebo as detected by histological staining of liver sections with a collagen-specific dye, picrosirius red, as demonstrated by Figure 14 below. This reduction in fibrosis was observed in the absence of changes in liver weight or body weight. These findings were consistent when compared with a standard measurement of collagen content using levels of hydroxyproline, a major component of collagen.

Figure 14. Oral GB1211 blocks carbon tetrachloride-induced-liver fibrosis (indicated as red contour stains) as determined by histological staining for collagen in liver sections

Figure 15. GB1211 leads to a significant reduction in collagen levels in a carbon tetrachloride fibrosis model

Overview of Clinical trials

Planned Phase 2a Clinical Trial in NSCLC

We plan to perform a randomized, double blind study in NSCLC using GB1211 in combination with pembrolizumab in 30 participants. The intervention will be six months and the primary variable will be tumor shrinkage. We will use central read of tumor images to ensure consistency and rigor.

Planned Phase 1b/2a Clinical Trial in liver cirrhosis

The study in liver cirrhosis will be primarily for safety and tolerability. We will initially study PK and safety and tolerability in a smaller cohort of participants. After determination of effects on PK and safety and tolerability, we intend to start a second cohort with randomized, double blind placebo controlled in 30 participants of various etiology, primarily to look at safety and tolerability over 12 weeks, but also measuring liver function, fibrosis biomarkers, and fibrosis detection of liver echo reactivity. The randomized portion of this study will focus on patients with liver cirrhosis of the Child-Pugh B class.

Completed Phase 1 Clinical Trial

We have completed a Phase 1 single ascending dose and multiple ascending dose trial of GB1211 in seventy-eight healthy volunteers in the U.K. GB1211 was generally well-tolerated with no drug-related serious adverse events at any doses up to the maximum dose tested of 400 mg.

GB0139 in COVID-19

GB0139 is being investigated in the DEFINE trial as part of the University of Edinburgh’s rapid experimental program for COVID-19 respiratory failure, or STOPCOVID. The aim of STOPCOVID is to develop new treatments, and also re-purpose existing treatments for application with COVID-19 patients, with the aim of revealing and targeting the mechanisms controlling the harmful lung injury, inflammation and failure of repair that occur in severe COVID-19 disease. We are responsible for supplying GB0139. All other costs of the DEFINE trial are met by the STOPCOVID program

We believe that GB0139’s mechanism of action suggests it may have potential to prevent infection with COVID-19, as well as treat cytokine release syndrome, one of the major complications of the infection that can cause long-term damage in the lungs.

GB0139 will be investigated for the treatment of hospitalized patients with confirmed COVID-19 infection. Patients will be dosed daily for up to four weeks, with the primary endpoint of improvement on a 9-point scale. Preliminary, topline results are expected in the first half of 2021.

Competition

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technology, the expertise of our management team, clinical capabilities, research and development experience and scientific knowledge provide us with competitive advantages, we face increasing competition from many different sources, including biotechnology and biopharmaceutical companies, academic institutions, governmental agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

There are a large number of large biotechnology and biopharmaceutical companies that are currently pursuing the development of products for the treatment of fibrosis and cancer, and smaller number of companies seeking to develop treatments for liver cirrhosis. Companies that we are aware of that are targeting the treatment of fibrotic and related diseases include large companies with significant financial resources such as Pharmaxis Ltd, Biogen, Inc., AbbVie Inc., Gilead Sciences, Inc., Pliant Therapeutics, Inc., Galectin Therapeutics, Inc., FibroGen, Inc., Liminal BioSciences, Inc., Galapagos NV, Bristol Myers Squibb Co., Madrigal, Constellation Pharmaceuticals, Inventiva, Akero Therapeutics, Inc., Roche Holding AG and Novartis AG. However, we know of no other companies currently in clinical development with an inhaled or orally available small-molecule inhibitor of galectin-3 or an orally available small-molecule inhibitor of LOXL2 for myelofibrosis.

Many of our competitors, either alone or with their collaborators, have significantly greater resources, established presence in the market, expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific, sales, marketing and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Additional mergers and acquisitions may result in even more resources being concentrated in our competitors.

Our commercial potential could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than products that we may develop. Our competitors also may obtain FDA or regulatory approval from comparable foreign regulatory authorities for their product candidates more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market or make our development more complicated. The key competitive factors affecting the success of our product candidates are likely to be efficacy, safety, cost, and convenience.

Intellectual property

Our owned patents and patent applications relate to our fibrosis-inhibiting compounds and include patents and patent applications directed to new compositions of matter and to methods of treating lung, kidney and liver disorders. As we continue to develop our product candidates, we intend to seek additional patent protection in the United States, EU and in other key commercial markets worldwide.

GB0139

As of March 25, 2021, we owned six patent families that included eight issued U.S. patents, two pending U.S. patent applications, and issued and pending foreign counterpart patents and patent applications, relating to our product candidate, GB0139. These patent families include U.S. Patent No. 9,243,021, which is directed to composition of matter of and methods of treatment using compound GB0139; and U.S. Patent Nos. 10,307,403 and 10,369,136, which are directed to composition of matter of and methods of treatment using a polymorphic form of compound GB0139. U.S. Patent No. 9,243,021 is expected to expire in 2033, and U.S. Patent Nos. 10,307,403 and 10,369,136 are expected to expire in 2036, absent any patent term extension. The other issued U.S. patents are expected to expire between 2025 and 2036, absent any patent term extension. If we continue to pursue patent protection, and if any patents issue based on our pending applications, we expect such patents to expire between 2033 and 2036, absent any patent term adjustment and patent term extension in the United States.

GB1211

As of March 25, 2021, we owned two patent families that included two issued U.S. patents, one pending U.S. patent application, and pending foreign counterpart patent applications, and one international patent application filed under the Patent Cooperation Treaty, or PCT, relating to our product candidate, GB1211. One patent family includes U.S. Patent No. 10,526,360 and U.S. Patent No. 10,774,102 which are directed to composition of matter of D-galactopyranose compounds of which compound

GB1211 is a species. The issued U.S. patents are expected to expire in 2036, absent any patent term extension. If we continue to pursue patent protection, and if any patents issue based on our pending applications, we expect such patents to expire in 2036, absent any patent term extension in the United States.

The other patent family includes the international PCT patent application, which is not eligible to become an issued patent until, among other things, we file a patent application in regional or national patent offices within 30 or 31 months of the earliest-filed patent application in the chain of priority. If we continue to pursue patent protection and file one or more patent applications with respect to our international PCT patent application, and if any patents issue based on the international PCT patent application, we expect such patents, if issued, to expire in 2039, absent any patent term adjustment and patent term extension in the United States.

GB2064

As of March 25, 2021, we owned three patent families that included three issued U.S. patents, four pending U.S. patent applications, and issued and pending foreign counterpart patent and patent applications, relating to our product candidate, GB2064. These patent families include U.S. Patent Nos. 10,150,732 and 10,570,094, which are directed to composition of matter of and methods of treatment using compound GB2064. The issued U.S. patents are expected to expire in 2036, absent any patent term extension. The third issued patent U.S. Patent No 10,774,069 is directed to crystalline forms of GB2064. This patent is expected to expire in 2037, absent any patent term extension. If we continue to pursue patent protection, and if any patents issue based on our pending applications, we expect such patents to expire between 2036 and 2037, absent any patent term adjustment and patent term extension in the United States.

For a discussion of the risks associated with our intellectual property, see “Risk Factors—Risks Related to Our Intellectual Property.”

Government Regulation

The FDA and comparable regulatory authorities in state and local jurisdictions and in other countries impose requirements upon companies involved in the clinical development, manufacture, marketing and distribution of drugs, such as those we are developing. These agencies and other federal, state and local entities regulate, among other things, the research and development, testing, manufacture, quality control, safety, effectiveness, labeling, packaging, storage, record keeping, approval, advertising and promotion, distribution, post-approval monitoring and reporting, sampling and export and import of our product candidates.

U.S. government regulation of drug products

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. The FDA also regulates biological products under the FDCA and the Public Health Service Act, or PHSA. If we advance clinical development of a biologic candidate in the future, these development activities will be subject to additional regulatory requirements specific to biologics. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending New Drug Applications, or NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	Completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;

•	Submission to the FDA of an IND application, which must become effective before human clinical trials may begin;

•	Approval of the protocol and related documentation by an independent institutional review board, or IRB, or ethics committee at each clinical site before each trial may be initiated;

•

Performance of adequate and well-controlled human clinical trials in accordance with good clinical practice, or GCP, requirements and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed drug product for each indication;

•	Submission to the FDA of an NDA, including payment of application user fees;

•	A determination by the FDA within 60 days of its receipt of an NDA to accept the marketing application for review;

•	Satisfactory completion of an FDA advisory committee review, if applicable;

•

Satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the product is produced to assess compliance with current good manufacturing practice, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	Satisfactory completion of FDA audits of clinical trial sites that generated the data in support of the NDA to assure compliance with GCPs and the integrity of the clinical data; and

•	FDA review and approval of the NDA.

Preclinical studies

Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as in vitro and animal studies to assess potential safety and efficacy. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies.

Prior to commencing an initial clinical trial in humans with a product candidate in the United States, an IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature and plans for clinical studies, among other things, to the FDA as part of an IND application. An IND application is a request for authorization from the FDA to administer an investigational product to humans and must become effective before human clinical trials may begin. Some preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue even after the IND application is submitted. An IND application automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may or may not result in the FDA allowing clinical trials to initiate.

Clinical trials

Clinical trials involve the administration of the product candidate to human subjects under the supervision of qualified investigators, generally physicians not employed by or under the control of the trial sponsor, in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND application. In addition, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it is initiated at that institution, and the IRB must conduct continuing review and reapprove the trial at least annually. The IRB also must review and approve the informed consent form and other clinical trial documentation that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completion.

Certain information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on their www.clinicaltrials.gov website. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although sponsors are obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. Failure to timely register a covered clinical study or to submit study results as required can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. The NIH’s Final Rule on ClinicalTrials.gov registration and reporting requirements became effective in 2017, and both the NIH and FDA signaled the government’s willingness to begin enforcing those requirements against non-compliant clinical trial sponsors.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

•

Phase 1: The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness.

•

Phase 2: The investigational product is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•

Phase 3: The investigational product is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. Written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies or animal or in vitro testing that suggest a significant risk for human subjects and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information.

Phase 1, Phase 2 and Phase 3 trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization as to whether or not a trial may move forward at designated check points based on access to certain data from the trial and may recommend halting the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy.

Concurrent with clinical trials, companies usually complete additional animal studies and also must develop additional information about the chemistry and physical characteristics of the product candidate as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of product and, among other things, companies must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

NDA submission and marketing approval

Assuming successful completion of the required clinical testing, the results of preclinical studies and clinical trials, together with detailed information relating to the product candidate’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product candidate for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. The FDA will initially review an NDA for completeness before it accepts it for “filing.” Under the FDA’s procedures, the agency has 60 days from its receipt of the NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that the application is sufficiently complete to permit substantive review. Under the Prescription Drug User Fee Act, or PDUFA, the FDA has a goal of ten months from the date of “filing” in which to complete its initial review of a standard NDA for a new molecular entity, and six months from the filing date of a new molecular entity NDA with priority review. Accordingly, this review process typically takes 12 months and eight months, respectively from the date the NDA is submitted to the FDA. The

FDA does not always meet its PDUFA goal dates for standard or priority NDAs, and the review process is often extended by FDA requests for additional information or clarification.

In addition, under the Pediatric Research Equity Act of 2003, or PREA, as amended, certain NDAs or supplements to an NDA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs.

The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity.

The FDA may refer an application for a novel drug or a drug that presents difficult questions of safety or efficacy to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, which reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

The FDA also may require the submission of a REMS if it determines that a REMS is necessary to ensure that the benefits of the drug outweigh its risks and to assure the safe use of the drug. A REMS may include one or more elements, including medication guides, physician communication plans, patient package insert and/or elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. The FDA determines the requirement for a REMS, as well as the specific REMS provisions, on a case-by-case basis. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve the NDA without a REMS, if required.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP requirements.

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a Complete Response Letter. A Complete Response Letter generally describes all of the deficiencies that the FDA has identified in the NDA and contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or preclinical testing in order for FDA to reconsider the application. If a Complete Response Letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs.

After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval. In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could impact the timeline for regulatory approval or otherwise impact ongoing development programs.

Orphan drug designation and exclusivity

Under the Orphan Drug Act, the FDA may grant orphan designation to a product candidate intended to treat a rare disease or condition, which is generally a disease or condition that affects either (i) fewer than 200,000 individuals in the United States, or (ii) more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making the product available in the United States for this type of disease or condition will be recovered from sales of the product. A company must request orphan drug designation before submitting an NDA. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product candidate with orphan status receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product is entitled to orphan product exclusivity. Orphan product exclusivity means that the FDA may not approve any other applications to market the same product for the same indication for seven years, except in certain limited circumstances. If a product candidate designated as an orphan drug ultimately receives marketing approval for an indication broader than what it was designated for, it may not be entitled to exclusivity. Orphan exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same active ingredient for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. Further, the FDA may approve more than one product for the same orphan indication or disease as long as the products contain different active ingredients. Moreover, competitors may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan drug has exclusivity. Orphan drug designation entitles sponsors to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.

Expedited development and priority review programs

The FDA maintains several programs intended to facilitate and expedite development and review of new drugs to address unmet medical needs in the treatment of serious or life-threatening diseases or conditions. These programs include Fast Track designation, Breakthrough Therapy designation, Priority Review and Accelerated Approval, and the purpose of these programs is to either expedite the development or review of important new drugs to get them to patients earlier than under standard FDA development and review procedures.

The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new drugs that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended to treat a serious or life threatening condition and preclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to both the product and the specific indication for which it is being studied. The sponsor can request the FDA to designate the product for Fast Track status any time before receiving NDA approval, but ideally no later than the pre-NDA meeting. Fast Track designation provides increased opportunities for sponsor interactions with the FDA during preclinical and clinical development, in addition to the potential for rolling review once a marketing application is filed, meaning that the agency may review portions of the marketing application before the sponsor submits the complete application, as well as priority review, discussed below.

Additionally, a drug may be eligible for designation as a breakthrough therapy if the product is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints. The benefits of Breakthrough Therapy designation include the same benefits as Fast Track designation, plus intensive guidance from the FDA to ensure an efficient drug development program. A product may also be eligible for priority review if it treats a serious or life-threatening condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies. The FDA determines at the time that the marketing application is submitted, on a case-by-case basis, whether the proposed drug represents a significant improvement in treatment, prevention or diagnosis of disease when compared with other available therapies. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review and to shorten the FDA’s goal for taking action on an NDA for a new molecular entity from ten months to six months from the date of filing.

A product may also be eligible for accelerated approval if it treats a serious or life-threatening disease or condition, generally provides a meaningful advantage over available therapies and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of accelerated approval, the FDA requires that a sponsor perform adequate and well-controlled post-marketing clinical trials. If the FDA concludes that a drug shown to be effective can be safely used only if distribution or use is restricted, it will require such post-marketing restrictions, as it deems necessary to assure safe use of the product.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. Fast Track designation, Breakthrough Therapy designation and Priority Review designation do not change the standards for approval but may expedite the development or review process. Drugs granted accelerated approval also must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

U.S. marketing exclusivity

Market exclusivity provisions under the FDCA can delay the submission or the approval of certain follow-on applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an Abbreviated New Drug Application, or ANDA, for a generic version of the drug or a 505(b)(2) NDA for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, such a follow-on application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of market exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity period covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving follow-on applications that do not reference the protected clinical data. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing regulatory exclusivity periods or listed patents. This six-month exclusivity may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

Post-approval requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There are continuing, annual user fee requirements for any marketed products.

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

FDA regulations require that products be manufactured in specific facilities and in accordance with cGMP regulations which require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval of a drug is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Other potential consequences include, among other things:

•	Restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	Fines, warning letters or holds on post-approval clinical trials;
•	Refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or withdrawal of product approvals;
•	Product seizure or detention, or refusal to permit the import or export of products; and
•	Injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted by a sponsor and any third parties acting on behalf of a sponsor only for the approved indications and in a manner consistent with the approved label for the product. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

Other healthcare laws

Healthcare providers, physicians, and third-party payors will play a primary role in the recommendation and prescription of drug products for which we obtain marketing approval. Arrangements with third-party payors, healthcare providers and physicians, in connection with the clinical research, sales, marketing and promotion of products, once approved, and related activities, may expose a pharmaceutical manufacturer to broadly applicable fraud and abuse and other healthcare laws and regulations. In the United States, these laws include, without limitation, state and federal anti-kickback, false claims, physician transparency, and patient data privacy and security laws and regulations, including but not limited to those described below:

•

the federal Anti-Kickback Statute, or AKS, which makes it illegal for any person or entity, including a prescription drug manufacturer (or a party acting on its behalf) to knowingly and willfully solicit, receive, offer or pay any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, that is intended to induce or reward, referrals including the purchase, recommendation, order or prescription of a particular drug for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs. The AKS has been interpreted to apply to arrangements between therapeutic product manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Further, courts have found that if “one purpose” of remuneration is to induce referrals, the AKS is violated. In addition, the government may assert that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal False Claims Act, or FCA. On November 20, 2020, the Office of Inspector General, or OIG, finalized further modifications to the federal Anti-Kickback Statute. Under the final rule, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. This rule (with exceptions) became effective January 19, 2021. We continue to evaluate what effect, if any, this rule will have on our business;

•

the federal civil and criminal false claims laws, including the FCA, which can be enforced by private citizens through “qui tam” or “whistleblower” actions, and civil monetary penalty laws, which impose criminal and civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other federal health care programs that are false or fraudulent; knowingly making or causing a false statement material to a false or fraudulent claim or an obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing such an obligation. Pharmaceutical and other healthcare companies have been, and continue to be, prosecuted under these laws, among other things, for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product and for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, off-label, and thus generally non-reimbursable, uses. Similar to the AKS, a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation;

•

HIPAA, which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Like the AKS, the ACA amended the intent standard for certain healthcare fraud statutes under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

HIPAA, as amended by HITECH, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the creation, use, receipt, maintenance or disclosure of individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions;

•

the federal Physician Payments Sunshine Act, created under the ACA, and its implementing regulations, which require manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Centers for Medicare and Medicaid Services, or CMS, under the Open Payments Program, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made during the previous year to certain non-physician providers such as physician assistants and nurse practitioners; and

•

analogous state and foreign laws and regulations, such as state and foreign anti-kickback, false claims, consumer protection and unfair competition laws which may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to healthcare professionals and entities; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of a pharmaceutical manufacturer’s business activities could be subject to challenge under one or more of such laws. Efforts to ensure that business arrangements comply with applicable healthcare laws involve substantial costs. It is possible that governmental and enforcement authorities will conclude that a pharmaceutical manufacturer’s business practices do not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against a pharmaceutical manufacturer, and it is not successful in defending itself or asserting its rights, those actions could have a significant impact on its business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, imprisonment, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, reporting obligations and oversight if we become subject to integrity and oversight agreements to resolve allegations of non-compliance, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of operations, any of which could adversely affect a pharmaceutical manufacturer’s ability to operate its business and the results of operations. In addition, commercialization of any drug product outside the United States will also likely be subject to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of health-related and other personal information. For example, in June 2018, the State of California enacted the CCPA, which came into effect on January 1, 2020 and provides new data privacy rights for consumers and new operational requirements for companies, which may increase our compliance costs and potential liability. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact certain of our business activities. The CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the United States, which could increase our potential liability and adversely affect our business.

In the event we decide to conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials, we may be subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EEA, including personal health data, is subject to the GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Further, the U.K.’s decision to leave the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the U.K. In particular, it is unclear how data transfers to and from the U.K. will be regulated now that the U.K. has left the EU.

Current and future healthcare reform legislation

In both the United States and certain foreign jurisdictions, there have been, and continue to be, a number of legislative and regulatory changes to the health care system. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In particular, in 2010, the ACA was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research.

There remain judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and held oral arguments, on November 10, 2020. In addition, the Trump Administration has issued various Executive Orders that eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Additionally, Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business, especially given the new administration.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. However, the Medicare sequester reductions under the Budget Control Act of 2011 have been suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. Proposed legislation, if passed, would extend this suspension until the end of the pandemic. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Bipartisan Budget Act of 2018, also amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.”

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. At the federal level, the former Trump administration’s budget proposal for the fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the former Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Moreover, the former Trump administration also previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions after January 20, 2021.

In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the FYs 2019 and 2018 reimbursement formula on specified covered outpatient drugs (“SCODs”). The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but was denied on October 16, 2020. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any.

In 2020, former President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the administration's proposals. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied in all U.S. states and territories for a seven-year period beginning January 1, 2021 and ending December 31, 2027. However, in response to a lawsuit filed by several industry groups, on December 28, 2020, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction enjoining government defendants from implementing the MFN Rule pending completion of notice-and-comment procedures under the Administrative Procedure Act. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Interim Final Rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates.

Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to an order entered by the U.S. District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2023. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. Although a number of these and other measures may require additional authorization to become effective, and the Biden administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers.

In addition, individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Further, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, although the FDA recently published a notice of proposed rulemaking that would require manufacturers who do so to make annual reports of those programs to the FDA.

Legislative and regulatory proposals and enactment of laws, at the foreign federal and state levels, directed at containing or lowering the cost of healthcare, will continue into the future. We cannot predict the initiatives that may be adopted in the future, including repeal, replacement or significant revisions to the ACA. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•	the demand for our product candidates, if we obtain regulatory approval;
•	our ability to set a price that we believe is fair for our products;
•	our ability to obtain coverage and reimbursement approval for a product;
•	our ability to generate revenue and achieve or maintain profitability;
•	the level of taxes that we are required to pay; and
•	the availability of capital.

Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.

Regulation outside the United States

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. The cost of establishing a regulatory compliance system for numerous varying jurisdictions can be very significant. Although many of the issues discussed above with respect to the United States apply similarly in the context of the EU and in other jurisdictions, the approval process varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the EU, for example, a clinical trial authorization application, or CTA, must be submitted for each clinical protocol to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is accepted in accordance with a country’s requirements, the clinical trial may proceed.

The requirements and processes governing the conduct of clinical trials vary from country to country. In all cases, the clinical trials are conducted in accordance with GCP, the applicable regulatory requirements, and the ethical principles that have their origin in the Declaration of Helsinki.

To obtain regulatory approval of an investigational medicinal product under EU regulatory systems, we must submit a marketing authorization application. The content of the NDA filed in the United States is similar to that required in the EU, with the exception of, among other things, country-specific document requirements.

For other countries outside of the EU and the United States, such as countries in Eastern Europe, Latin America or Asia, the requirements governing product development, the conduct of clinical trials, manufacturing, distribution, marketing approval, product licensing, pricing and reimbursement vary from country to country.

Countries that are part of the EU, as well as countries outside of the EU, have their own governing bodies, requirements, and processes with respect to the approval of drug products. If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Additionally, to the extent that any of our product candidates, once approved, are sold in a foreign country, we may be subject to applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or other transfers of value to healthcare professionals.

Authorization Procedures in the EU

In the EEA (comprised of the EU Member States plus Iceland, Liechtenstein and Norway), medicinal products must be authorized for marketing by using either the centralized authorization procedure or one of the national authorization procedures.

•

Centralized procedure—If pursuing marketing authorization of a product candidate for a therapeutic indication under the centralized procedure, following the opining of the EMA’s Committee for Medicinal Products for Human Use, or CHMP, the European Commission issues a single marketing authorization valid across the EEA. The centralized procedure is compulsory for human medicines derived from biotechnology processes or advanced therapy medicinal products (such as gene therapy, somatic cell therapy and tissue engineered products), products that contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune diseases and other immune dysfunctions, viral diseases, and officially designated orphan medicines. For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the EMA, as long as the medicine concerned contains a new active substance not yet authorized in the EEA, or is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health in the EEA. Under the centralized procedure, the maximum timeframe for the evaluation of a marketing authorization application, or MAA, by the EMA is 210 days, excluding “clock stops”, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP, and which can add materially to the timeframe. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding clock stops, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.

Now that the UK (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain will no longer be covered by centralized marketing authorizations (under the Northern Irish Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland). All medicinal products with a current centralized marketing authorization were automatically converted to Great Britain marketing authorizations on January 1, 2021. For a period of two years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. A separate application will, however, still be required.

•

National authorization procedures—There are also two other possible routes to authorize products for therapeutic indications in several countries, which are available for products that fall outside the scope of the centralized procedure:

•

Decentralized procedure—Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one EEA country of medicinal products that have not yet been authorized in any EEA country and that do not fall within the mandatory scope of the centralized procedure.

•

Mutual recognition procedure—In the mutual recognition procedure, a medicine is first authorized in one EEA member state, in accordance with the national procedures of that country. Following this, additional marketing authorizations can be sought from other EEA countries in a procedure whereby the countries concerned recognize the validity of the original, national marketing authorization.

In the EEA, new products for therapeutic indications that are authorized for marketing (i.e., reference products) qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic or biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EEA during a period of eight years from the date on which the reference product was first authorized in the EEA. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EEA until ten years have elapsed from the initial authorization of the reference product in the EEA. The ten-year market exclusivity period can be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

The criteria for designating an “orphan medicinal product” in the EEA are similar in principle to those in the United States. In the EEA, a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. During this ten-year orphan market exclusivity period, no marketing authorization application shall be accepted, and no marketing authorization shall be granted for a “similar medicinal product” for the same indication. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. An orphan product can also obtain an additional two years of market exclusivity in the EU for pediatric studies. The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if (i) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (ii) the marketing authorization holder of the authorized orphan product consents to a second orphan medicinal product application; or (iii) the marketing authorization holder of the authorized orphan product cannot supply enough orphan medicinal product.

As in the United States, the various phases of non-clinical and clinical research in the EU are subject to significant regulatory controls.

The Clinical Trials Directive 2001/20/EC, the Directive 2005/28/EC on GCP and the related national implementing provisions of the individual EU Member States govern the system for the approval of clinical trials in the EU. Under this system, an applicant must obtain prior approval from the national competent authority, or NCA, of the EU Member States in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific trial site after an independent ethics committee, or EC, has issued a favorable opinion. The clinical trial application must be accompanied by, among other documents, an investigational medicinal product dossier (the Common Technical Document) with supporting information prescribed by Directive 2001/20/EC, Directive 2005/28/EC, and the implementing national provisions of the relevant individual EU Member States and further detailed in applicable guidance documents. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred.

In April 2014, the new Clinical Trials Regulation (EU) No 536/2014 or Clinical Trials Regulation, was adopted. It is expected that the Clinical Trials Regulation will apply following confirmation of full functionality of the Clinical Trials Information System, the centralized EU portal and database for clinical trials foreseen by the regulation, through an independent audit, which is currently expected to occur in December 2021. The Clinical Trials Regulation will be directly applicable in all the EU Member States, repealing the current Clinical Trials Directive 2001/20/EC. Conduct of all clinical trials performed in the EU will continue to be bound by currently applicable provisions until the Clinical Trials Regulation becomes applicable. The new Clinical Trials Regulation will overhaul the current system of approvals for clinical trials in the EU and aims at simplifying and streamlining the approval of clinical trials in the EU.

The main characteristics of the regulation include (i) a streamlined application procedure via a single-entry point, the “EU portal,” a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and (ii) a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by an elected Reference Member State, with the support of the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States Concerned). Part II is assessed separately by each Member State Concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

Should we utilize third-party distributors, compliance with such foreign governmental regulations would generally be the responsibility of such distributors, who may be independent contractors over whom we have limited control.

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the UK voted in favor of leaving the EU, commonly referred to as “Brexit.” Thereafter, on March 29, 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Pursuant to Article 50 of the Lisbon Treaty, the UK ceased being a Member State of the EU on January 31, 2020, however there was an initial transition period during which EU medicinal product laws continued to apply in the UK. This transition period ended on December 31, 2020. Since the regulatory framework in the UK covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU Directives and Regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the UK, now that UK legislation has the potential to diverge from EU legislation. It remains to be seen how Brexit will impact regulatory requirements for product candidates and products in the UK in the long term. The MHRA has recently published detailed guidance for industry and organizations to follow from January 1, 2021 now that the transition period is over, which will be updated as the UK’s regulatory position on medicinal products evolves over time.

Coverage and reimbursement

Successful commercialization of new drug products depends in part on the extent to which reimbursement for those drug products will be available from government health administration authorities, private health insurers, and other organizations. In the United States, government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drug products they will pay for and establish reimbursement levels. The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford a drug product. Sales of drug products depend substantially, both domestically and abroad, on the extent to which the costs of drugs products are paid for by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular drug products. Third-party payors are increasingly challenging the price, examining the medical necessity, and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with branded drugs and drugs administered under the supervision of a physician. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. Obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our product on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on its investment in product development. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize any product candidate that we successfully develop.

In many countries, the prices of drug products are subject to varying price control mechanisms as part of national health systems. In general, the prices of drug products under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for drug products but monitor and control company profits. Accordingly, in markets outside the United States, the reimbursement for drug products may be reduced compared with the United States.

In the United States, the principal decisions about reimbursement for new drug products are typically made by CMS, an agency within the HHS. CMS decides whether and to what extent a new drug product will be covered and reimbursed under Medicare, and private payors tend to follow CMS to a substantial degree. However, no uniform policy of coverage and reimbursement for drug products exists among third-party payors and coverage and reimbursement levels for drug products can differ significantly from payor to payor. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a drug product is:

•	a covered benefit under its health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient;
•	cost-effective; and
•	neither experimental nor investigational.

We cannot be sure that coverage or reimbursement will be available for any product that we commercialize and, if coverage and reimbursement are available, what the level of reimbursement will be. Coverage may also be more limited than the purposes for which the product is approved by the FDA or comparable foreign regulatory authorities. Reimbursement may impact the demand for, or the price of, any product for which we obtain regulatory approval.

The MMA established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. While all Medicare drug plans must give at least a standard level of coverage set by Medicare, Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each Part D prescription drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for drugs for which we obtain marketing approval. Any negotiated prices for any of our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

For a drug product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the average manufacturer price, or AMP, and Medicaid rebate amounts reported by the manufacturer. As of 2010, the ACA expanded the types of entities eligible to receive discounted 340B pricing, although under the current state of the law these newly eligible entities (with the exception of children’s hospitals) will not be eligible to receive discounted 340B pricing on orphan drugs. As the required 340B discount is determined based on average manufacturer price, or AMP, and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase. The American Recovery and Reinvestment Act of

2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. The plan for the research was published in 2012 by HHS, the Agency for Healthcare Research and Quality and the NIH, and periodic reports on the status of the research and related expenditures are made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of our product candidates, if any such drug or the condition that they are intended to treat are the subject of a trial. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s drug could adversely affect the sales of our product candidate. If third-party payors do not consider our drugs to be cost-effective compared to other available therapies, they may not cover our drugs after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our drugs on a profitable basis.

These laws and future state and federal healthcare reform measures may be adopted in the future, any of which may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Outside of the United States, the pricing of pharmaceutical products and medical devices is subject to governmental control in many countries. For example, in the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost effectiveness of a particular therapy to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. Other countries may allow companies to fix their own prices for products but monitor and control product volumes and issue guidance to physicians to limit prescriptions. Efforts to control prices and utilization of pharmaceutical products and medical devices will likely continue as countries attempt to manage healthcare expenditures.

Human Capital

As of March 1, 2021, we had 28 full-time employees, who together hold ten Ph.D. or M.D. degrees and twenty-one of whom are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good. We focus on identifying, recruiting, developing and retaining a team of highly talented and motivated employees. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. The success of our business is fundamentally connected to the well-being, health and safety of our employees. In an effort to protect the health and safety of our employees, we took proactive action from the earliest signs of the COVID-19 outbreak, which included having employees work remotely while management monitored and implemented additional safety measures on-site in preparation for an eventual return to the office.

Available Information

Our Internet address is www.galecto.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy, and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Information on our website is not part of this Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. In addition, our filings with the SEC may be accessed through the SEC's Interactive Data Electronic Applications system at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K and in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant net losses since inception and we expect to continue to incur significant net losses for the foreseeable future.

We have incurred significant net losses since our inception and have financed our operations principally through equity and debt financing. We continue to incur significant research and development and other expenses related to our ongoing operations. For the years ended December 31, 2020 and 2019, we reported a net loss of $34.8 million and $36.5 million, respectively. As of December 31, 2020, we had an accumulated deficit of $104.4 million. We have devoted substantially all of our resources and efforts to research and development, and we expect that it will be several years, if ever, before we generate revenue from product sales. Even if we receive marketing approval for and commercialize one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to develop and market additional potential product candidates.

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

As of December 31, 2020, we had $163.6 million in cash and cash equivalents. Based on our current operating plan, we believe that the existing cash and cash equivalents, will be sufficient to fund our operating expenses and capital expenditure requirements into 2024. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and in any event, we will require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development, marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates;
•	the clinical development plans we establish for these product candidates;
•	the timelines of our clinical trials and the overall costs to finish the clinical trials due to the COVID-19 pandemic;
•	the number and characteristics of product candidates that we develop;
•	the outcome, timing and cost of meeting regulatory requirements established by the FDA, the European Medicines Agency, or EMA, and other comparable foreign regulatory authorities;
•	whether we are able to enter into and maintain collaboration agreements, including the terms of and timing of payments under any such agreements;
•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
•	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;
•	the effect of competing clinical, technological and market developments;
•	the cost and timing of completion of commercial-scale outsourced manufacturing activities; and
•

the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own.

We do not have any committed external source of funds or other support for our development efforts, and we cannot be certain that additional funding will be available on acceptable terms, if at all. Until we can generate sufficient revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted. In addition, any debt financing may subject us to fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable intellectual property or other rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also may be required to seek collaborators for any of our product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our other research and development initiatives. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

The amount of our future losses is uncertain and our operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.

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

•	our ability to successfully recruit and retain subjects for clinical trials, and any delays caused by difficulties in such efforts;
•	our ability to obtain marketing approval for our product candidates, and the timing and scope of any such approvals we may receive;
•	the timing and cost of, and level of investment in, research and development activities relating to our product candidates, which may change from time to time;
•	the cost of manufacturing our product candidates, which may vary depending on the quantity of production and the terms of our agreements with manufacturers;
•	our ability to attract, hire and retain qualified personnel;
•	expenditures that we will or may incur to develop additional product candidates;
•	the level of demand for our product candidates should they receive approval, which may vary significantly;
•	the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future therapeutics that compete with our product candidates;
•	general market conditions or extraordinary external events, such as a recession or the COVID-19 pandemic;
•	the changing and volatile U.S. and global economic environments; and
•	future accounting pronouncements or changes in our accounting policies.

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

We are a clinical-stage biotechnology company with a limited operating history. We were founded as Galecto Biotech AB, a Swedish operating company, in 2011 and incorporated in Delaware as Galecto, Inc. in October 2019, have no products approved for commercial sale and have not generated any revenue. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of our product candidates. Our approach to the discovery and development of product candidates is unproven, and we do not know whether we will be able to develop any products of commercial value. In addition, our product candidates, including GB0139, for the treatment of IPF, GB1211 for treatment of NSCLC and liver cirrhosis, and GB2064 for the treatment of myelofibrosis, are in the early stages of clinical development. These three programs will require substantial additional development and clinical research time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have not yet demonstrated the ability to progress any product candidate through later-stage clinical trials leading to successful marketing authorization. We may be unable to obtain regulatory approval, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, achieve market access, and acceptance with insurers and health care providers, or conduct sales and marketing activities necessary for successful product commercialization. Investment in biotechnology and biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by early-stage biotechnology and biopharmaceutical companies in rapidly evolving fields. Consequently, we have no meaningful history of operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products.

Our business is highly dependent on the success of our lead product candidate, GB0139, as well as GB1211, GB2064 and any other product candidates that we advance into the clinic. All of our product candidates may require significant additional preclinical and clinical development before we may be able to seek regulatory approval for and launch a product commercially.

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We are very early in our development efforts, and our product candidates, including GB0139, are in early clinical development. Because GB0139 is our lead product candidate, if GB0139 encounters safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and business would be significantly harmed. We have conducted a placebo-controlled Phase 2a multi-dose trial of GB0139 in 24 IPF patients. We are currently conducting a Phase 2b placebo-controlled clinical trial of GB0139 in 450 IPF patients. The primary endpoint of the trial is to assess annual rate of decline in FVC after one year of dosing. Reduction in decline of FVC is the surrogate endpoint that was accepted by the FDA for the approval of both of the currently approved treatments for IPF. We anticipate that results from this trial will become available in 2022. We believe that a positive result in this trial has the potential to support an application for conditional approval of GB0139 in the EU, and that the trial also has the potential to be regarded as a registrational trial in the United States, but the EMA and FDA ultimately may not agree and may require us to enroll additional patients or initiate one or more additional clinical trials, including a Phase 3 clinical trial or trials. If FDA or the EMA require us to conduct one or more clinical trials, including a Phase 3 clinical trial or trials, the design, duration, and scope of such clinical trials will be decided upon after further discussions with FDA or the EMA, as applicable, and at this time are not ascertainable. As a result, we are unable to predict with certainty the estimated timing or scope of any future clinical trials of GB0139 we may be required to conduct.

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

•

product-related side effects experienced by patients or subjects in our clinical trials or by individuals using drugs or therapeutics that we, DSMBs, IRBs, the FDA, other regulators or others view as relevant to the development of our product candidates;

•

delays in submitting investigational new drug, or IND, applications or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;

•	conditions imposed by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials, including our clinical endpoints;
•	delays in enrolling subjects in clinical trials, including due to the COVID-19 pandemic;
•	high drop-out rates of subjects from clinical trials;
•	inadequate supply or quality of product candidates or other materials necessary for the conduct of our clinical trials;
•	greater than anticipated clinical trial costs;
•	inability to compete with other therapies;
•	poor efficacy of our product candidates during clinical trials;
•	trial results taking longer than anticipated;
•	trials being subjected to fraud or data capture failure or other technical mishaps leading to the invalidation of our trials in whole or in part;
•	the results of our trials not supporting application for conditional approval in the EU;
•	unfavorable FDA or other regulatory agency inspection and review of a clinical trial site;
•	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
•	delays related to the impact of the spread of the COVID-19 pandemic, including the impact of COVID-19 on the FDA’s ability to continue its normal operations;
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

To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. In particular, the general approach for FDA approval of a new drug is dispositive data from two well-controlled, Phase 3 clinical trials of the relevant drug in the relevant patient population. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and take years to complete. A product candidate can fail at any stage of testing, even after observing promising signals of activity in earlier preclinical studies or clinical trials. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. For example, in our earlier clinical trials, we did not identify any imbalance in the serious adverse events, in contrast to what was reported to us by the DSMB in our ongoing Phase 2b trial of GB0139. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biotechnology and biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved as therapeutic products, and there can be no assurance that any of our future clinical trials will ultimately be successful or support further clinical development of GB0139 or any of our other product candidates. Product candidates that appear promising in the early phases of development may fail to reach the market for several reasons, including:

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

Additionally, several of our past, planned and ongoing clinical trials utilize an “open-label” trial design, where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may also be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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

•

due to the impact of the COVID-19 pandemic, we have experienced delays in certain of our studies, including (i) a delay in recruitment for our ongoing Phase 2b trial of GB0139 in IPF patients, which has resulted in certain trial protocol amendments and increased costs and (ii) a delay in the initiation of our planned clinical trials of GB1211 and GB2064, and may continue to experience delays and interruptions to our preclinical studies and clinical trials, we may experience delays or interruptions to our manufacturing supply chain, or we could suffer delays in reaching, or we may fail to reach, agreement on acceptable terms with third-party service providers on whom we rely;

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
•

the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate to initiate or complete a given clinical trial; and

•

the FDA or other comparable foreign regulatory authorities may require us to submit additional data such as long-term toxicology studies or impose other requirements before permitting us to initiate a clinical trial.

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

We have completed a placebo-controlled Phase 2a multi-dose trial of GB0139 in 24 IPF patients and, with the exception of a number of minor reported adverse events (fever, upper respiratory tract infection, abnormal taste in mouth, dry throat), GB0139 was observed to be generally well-tolerated in these patients with no serious drug-related adverse events. We are currently conducting a double-blind placebo-controlled Phase 2b trial of GB0139 with the goal of enrolling 450 IPF patients. In this trial, the DSMB recommended that, based upon a safety analysis of the data, the company discontinue dosing and enrolling patients in the 10 mg arm along with patients in the 3 mg arm who are receiving combination treatment with the currently approved treatments of IPF, nintedanib and pirfenidone. The DSMB informed the company, based on unblinded safety and efficacy data, that there was an imbalance in the serious adverse events across the study groups, but not an imbalance between the groups in mortality.

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

To date, the COVID-19 pandemic has caused delays in certain of our studies, including (i) a delay in recruitment for our ongoing Phase 2b trial of GB0139 in IPF patients, which has resulted in certain trial protocol amendments and increased costs and (ii) a delay in the initiation of our planned clinical trials of GB1211 and GB2064. We may continue to experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients depends on many factors, including:

•	the patient eligibility and exclusion criteria defined in the protocol;
•	the size of the patient population required for analysis of the trial’s primary endpoints and the process for identifying patients;

•

the willingness or availability (including legality under applicable COVID-19 shelter-in-place regulations) of patients to participate in our trials (including due to fears of contracting COVID-19) or known or perceived risks associated with our product candidates);

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

These and other factors arising from the COVID-19 pandemic could worsen in countries that are already afflicted with the virus or could continue to spread to additional countries, each of which may further adversely impact our clinical trials. The global outbreak of the COVID-19 pandemic continues to evolve, and the conduct of our trials may continue to be adversely affected, despite efforts to mitigate this impact.

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our future clinical trials, which could cause us to reprioritize our planned trials and use of funds for planned trials, prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

The design or execution of our ongoing and future clinical trials may not support marketing approval or commercialization.

The design or execution of a clinical trial can determine whether its results will support marketing approval and successful commercialization, and flaws in the design or execution of a clinical trial may not become apparent until the clinical trial is well advanced. Additionally, in some instances, there can be significant variability in safety or efficacy results between different trials with the same product candidate due to numerous factors, including differences in trial protocols, size and type of the patient populations, variable adherence to the dosing regimen or other protocol requirements and the rate of dropout among clinical trial participants. We do not know whether any clinical trials we conduct will demonstrate consistent or adequate efficacy and safety to obtain marketing approval to market our product candidates, or commercial acceptance thereafter. For example, we have designed our product candidates to be selective, but they may not be selective enough to achieve the desired safety or efficacy or gain marketing approval.

Additionally, we have in the past and may in the future develop our product candidates in combination with other therapeutics. Although we may be able to observe activity our candidates as a monotherapy, it may be difficult to observe activity of our candidates when administered with approved agents or investigational products. For example, based on an interim review of unblinded safety and efficacy data by a DSMB, the addition of GB0139 to nintedanib or pirfenidone was determined to potentially give rise to side effects that were not anticipated based on preclinical studies or early clinical studies in which GB0139 was given as a monotherapy, and, as a result, we are modifying our ongoing Phase 2b clinical for GB0139. Such discoveries may lead to discontinuations of certain dosing groups and the modification or termination of our clinical trials. We are unable to predict how the results of our combination therapy trial cohorts could affect the prospects for securing marketing approval of GB0139 or commercial acceptance thereafter.

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

As part of our business strategy, we sought and have received orphan drug designation for treatment of IPF for GB0139; however, we may not be able to maintain this status. We may also seek orphan drug designation for future product candidates, and we may be unsuccessful in obtaining this designation. Regulatory authorities in some jurisdictions, including the United States and other major markets, may designate drugs intended to treat conditions or diseases affecting relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, or the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.

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

Even though we have obtained orphan drug designation for GB0139, and even if we are able to obtain orphan drug exclusivity for a future product candidate, that exclusivity may not effectively protect the relevant product candidate from competition because different therapies can be approved for the same condition and the same therapies can be approved for different conditions but used off-label for the orphan disease. Even after an orphan drug is approved, the FDA may subsequently approve another product for the same condition if the FDA concludes that the latter product is not the same product or is clinically superior to the protected orphan drug because it is shown to be safer or more effective or makes a major contribution to patient care. The FDA may reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

We have limited financial and human resources and intend to initially focus on research programs and product candidates for a limited set of indications. As a result, we may forgo or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential or a greater likelihood of success. In addition, we may seek to accelerate our development timelines, including by initiating certain clinical trials of our product candidates before earlier-stage studies have been completed. This approach may cause us to commit significant resources to prepare for and conduct later-stage trials for one or more product candidates that subsequently fail earlier-stage clinical testing. Therefore, our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities or expend resources on product candidates that are not viable.

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

In connection with our preparation and the audits of our financial statements as of and for the years ended December 31, 2019 and 2018, as concluded on September 2, 2020, we and our independent registered public accounting firm identified a material weakness as defined under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and by the Public Company Accounting Oversight Board (United States) in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

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

We are working to remediate the material weakness and are taking steps to strengthen our internal control over financial reporting such as the hiring of Jonathan Freve as Chief Financial Officer in Q2 2020 and a Corporate Controller in the fourth quarter of 2020. Additionally, we plan to further develop and implement formal policies, processes and documentation procedures relating to our financial reporting, including the oversight of third-party service providers. The actions that we are taking are subject to ongoing executive management review and will also be subject to audit committee oversight. If we are unable to successfully remediate the material weakness, or if in the future, we identify further material weaknesses in our internal controls over financial reporting, we may not detect errors on a timely basis, and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company, we will be required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The Nasdaq Global Select Market or other adverse consequences that would materially harm our business. In addition, we could become subject to investigations by Nasdaq, the SEC, and other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation and our financial condition, or divert financial and management resources from our core business.

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

In the United States and in other countries, patients who are prescribed treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval. In the United States, sales of any products for which we may receive regulatory marketing approval will depend, in part, on the availability of coverage and reimbursement from third-party payors. Third-party payors include government authorities such as Medicare, Medicaid, TRICARE, and the Veterans Administration, managed care providers, private health insurers, and other organizations. Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Patients are unlikely to use our product candidates unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost. We cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our product candidates or assure that coverage and reimbursement will be available for any product that we may develop.

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

For a drug or biologic product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the average manufacturer price, or AMP, and Medicaid rebate amounts reported by the manufacturer. As of 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, expanded the types of entities eligible to receive discounted 340B pricing, although under the current state of the law these newly eligible entities (with the exception of children’s hospitals) will not be eligible to receive discounted 340B pricing on orphan drugs. As the required 340B discount is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase. The Centers for Medicare & Medicaid Services, or CMS, has previously and may in the future implement reductions in Medicare Part B reimbursement for 340B drugs through notice and comment rulemaking. Recently, on December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the FYs 2019 and 2018 reimbursement formula on specified covered outpatient drugs (“SCODs”). The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but were denied on October 16, 2020. On February 10, 2021, the plaintiffs-appellees filed a petition for a writ of certiorari, asking the Supreme Court to overturn two appeals court decisions upholding Medicare payment cuts for 340B drugs and off-campus hospital outpatient office visits. It is unclear how these developments and other such reimbursement reductions could affect covered hospitals who might purchase our products in the future and affect the rates we may charge such facilities for our approved products.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of biotechnology and biopharmaceutical products. Arrangements with third-party payors and customers can expose biotechnology and biopharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute, or AKS, and the federal False Claims Act, or FCA, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute biotechnology and biopharmaceutical products. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. The applicable federal, state and foreign healthcare laws and regulations laws that may affect our ability to operate include, but are not limited to:

•

the AKS, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, a claim submitted for payment to any federal health care program that includes items or services that were made as a result of a violation of the AKS constitutes a false or fraudulent claim for purposes of the FCA. The AKS has been interpreted to apply to arrangements between biotechnology and biopharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers, among others, on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. On December 2, 2020, the OIG published further modifications to the federal Anti-Kickback Statute. Under the final rules, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. These rules (with exceptions) became effective January 19, 2021. We continue to evaluate what effect, if any, these rules will have on our business;

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

In the United States, there have been and likely will continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the ACA was passed, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacted the U.S. biotechnology and biopharmaceutical industries. The ACA, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of January 1, 2019) point-of-sale discounts from the negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017, or Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case and held oral arguments on November 10, 2020. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business, especially under the Biden administration.

In addition, the prior Trump administration issued various Executive Orders, which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In response, on August 14, 2020, the U.S. Court of Appeals for the Federal Circuit ruled in two separate cases that the federal government is liable for the full amount of unpaid cost-sharing subsidies, or CSRs, for the years preceding and including 2017. For CSR claims made by health insurance companies for years 2018 and later, further litigation will be required to determine the amounts due, if any. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued the payments were owed to them. On April 27, 2020, the United States Supreme Court reversed the U.S. Court of Appeals for the Federal Circuit's decision and remanded the case to the U.S. Court of Federal Claims, concluding the government has an obligation to pay these risk corridor payments under the relevant formula. It is unclear what impact these rulings will have on our business.

Additionally, Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. On December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repeals the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs, including aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018, or BBA, will remain in effect through 2030, unless additional congressional action is taken. However, these Medicare sequester reductions have been suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. Proposed legislation, if passed, would extend this suspension until the end of the pandemic. The BBA also amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

At the federal level, the prior Trump administration’s budget for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the prior Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. The prior Trump administration also previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule that would allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions after January 20, 2021.

In 2020, former President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the prior administration's proposals. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied in all U.S. states and territories for a seven-year period beginning January 1, 2021 and ending December 31, 2027. However, in response to a lawsuit filed by several industry groups, on December 28, 2020, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction enjoining government defendants from implementing the MFN Rule pending completion of notice-and-comment procedures under the Administrative Procedure Act. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Interim Final Rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates.

Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to an order entered by the U.S. District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2023. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. Although a number of these and other measures may require additional authorization to become effective, and the Biden administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors.

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

Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities while local, national and international conditions warrant. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials, which the FDA continues to update. As of June 23, 2020, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and it was conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. On July 10, 2020, the FDA announced its goal of restarting domestic on-site inspections during the week of July 20, 2020, but such activities will depend on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, the FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

EU drug marketing and reimbursement regulations may materially affect our ability to market and receive coverage for our products in the European member states.

We intend to seek approval to market our product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the EU, the pricing of drugs is subject to governmental control and other market regulations which could put pressure on the pricing and usage of our product candidates. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, the recent United Kingdom referendum on its membership in the EU resulted in a majority of United Kingdom voters voting to exit the European Union, often referred to as Brexit. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations, including those related to the pricing of prescription pharmaceuticals, as the United Kingdom determines which EU laws to replicate or replace. If the United Kingdom were to significantly alter its regulations affecting the pricing of prescription pharmaceuticals, we could face significant new costs. As a result, Brexit could impair our ability to transact business in the European Union and the United Kingdom. Market acceptance and sales of our product candidates will also depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our product candidates and may be affected by existing and future health care reform measures.

Much like the AKS prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to reward improper performance generally is governed by the national anti-bribery laws of the EU Member States, and in respect of the United Kingdom, or U.K. (which is no longer a member of the EU), the Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the U.K. despite its departure from the EU.

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

In addition, in most foreign countries, including the European Economic Area, or EEA, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-

priced member states, can further reduce prices. A member state may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries, we may be required to conduct a clinical study or other studies that compare the cost-effectiveness of any of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for biotechnology and biopharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the EU do not follow price structures of the United States, and generally, prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales and the potential profitability of any of our product candidates in those countries would be negatively affected.

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

On June 23, 2016, the U.K. held a referendum in which a majority of the eligible members of the electorate voted to leave the EU, commonly referred to as Brexit. Pursuant to Article 50 of the Treaty on EU, the U.K. ceased being a member state of the EU on January 31, 2020. The implementation period began February 1, 2020 and continued until December 31, 2020, during which U.K. continued to follow all of the EU’s rules, the EU’s pharmaceutical law remained applicable to the U.K. and the U.K.’s trading relationship remained the same. The U.K. and the EU have signed an EU-UK Trade and Cooperation Agreement, or TCA, which became provisionally applicable on January 1, 2021 and will become formally applicable once ratified by both the U.K. and the EU. This agreement provides details on how some aspects of the U.K. and EU’s relationship will operate going forwards however there are still many uncertainties and how the TCA will take effect in practice is still largely unknown. This lack of clarity on future U.K. laws and regulations and their interaction with the EU laws and regulations may negatively impact foreign direct investment in the U.K., increase costs, depress economic activity and restrict access to capital.

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

These developments may have a significant adverse effect on global economic conditions and the stability of global financial markets and could significantly reduce global market liquidity and limit the ability of key market participants to operate in certain financial markets. In particular, it could also lead to a period of considerable uncertainty in relation to the U.K. financial and banking markets, as well as on the regulatory process in Europe. Asset valuations, currency exchange rates and credit ratings may also be subject to increased market volatility.

In addition, if other EU Member States pursue withdrawal, barrier-free access among the EEA overall could be diminished or eliminated. The long-term effects of Brexit will depend on how the terms of the TCA take effect in practice and any further agreements (or lack thereof) between the U.K. and the EU.

Such a withdrawal from the EU is unprecedented, and it is unclear how the restrictions on the U.K.’s access to the European single market for goods, capital, services and labor within the EU, or single market, and the wider commercial, legal and regulatory environment, will impact our current and future operations (including business activities conducted by third parties and contract manufacturers on our behalf) and clinical activities in the U.K. In addition to the foregoing, our U.K. operations support our current and future operations and clinical activities in the EU and EEA, and these operations and clinical activities could be disrupted by Brexit.

We may also face new regulatory costs and challenges that could have an adverse effect on our operations. The U.K. will lose the benefits of global trade agreements negotiated by the EU on behalf of its members, which may result in increased trade barriers that could make our doing business in the EU and the EEA more difficult. Since the regulatory framework in the U.K. covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime with respect to the approval of our product candidates in the U.K. now that the U.K. legislation can diverge from EU legislation. For instance, Great Britain will now no longer be covered by the centralized procedures for obtaining EEA-wide marketing and manufacturing authorizations from the EMA (under the Northern Irish Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland) and a separate process for authorization of drug products will be required in Great Britain, resulting in an authorization covering the United Kingdom or Great Britain only. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the U.K. and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the U.K. and/or EU for our product candidates, which could significantly and materially harm our business. Even prior to any change to the U.K.’s relationship with the EU, the announcement of Brexit has created economic uncertainty surrounding the terms of Brexit, and its consequences could adversely impact customer confidence resulting in customers reducing their spending budgets on our product candidates, if approved, which could adversely affect our business, financial condition, results of operations and could adversely affect the market price of our common stock.

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

The strength of patents in the biotechnology and biopharmaceutical fields involves complex legal and scientific questions and can be uncertain. The patent applications that we own, or in-license, may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our technology, including our product candidates, or prevent others from designing around the claims in our patents. If the breadth or strength of protection provided by the patent applications, we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced.

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

We may be required to disclaim part or all of the term of certain patents. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent or patent application claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. No assurance can be given that if challenged, our patents would be declared by a court to be valid or enforceable or that even if found valid and enforceable, would adequately protect our product candidates, or would be found by a court to be infringed by a competitor’s technology or product. We may analyze patents or patent applications of our competitors that we believe are relevant to our activities and consider that we are free to operate in relation to our product candidates, but our competitors may achieve issued claims, including in patents we consider to be unrelated, which block our efforts or may potentially result in our product candidates or our activities infringing such claims. The possibility exists that others will develop products that have the same effect as our products on an independent basis and that do not infringe our patents or other intellectual property rights or will design around the claims of patents that may issue that cover our products.

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

•

we have engaged in scientific collaborations in the past and will continue to do so in the future. Such collaborators may develop adjacent or competing products to ours that are outside the scope of our patents;

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

In addition, the agreements under which we may license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

In addition, we may have limited control over the maintenance and prosecution of these in-licensed patents and patent applications, or any other intellectual property that may be related to our in-licensed intellectual property. For example, we cannot be certain that such activities by any future licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. We have limited control over the manner in which our licensors initiate an infringement proceeding against a third-party infringer of the intellectual property rights or defend certain of the intellectual property that is licensed to us. It is possible that the licensors’ infringement proceeding, or defense activities may be less vigorous than had we conducted them ourselves.

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

If a third-party claims that we infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

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

Our product candidates may also require specific formulations to work effectively and efficiently, and these rights may be held by others. We may develop products containing our compounds and pre-existing biotechnology and biopharmaceutical compounds. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary or important to our business operations. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all, which would harm our business. We may need to cease use of the compositions or methods covered by such third-party intellectual property rights and may need to seek to develop alternative approaches that do not infringe on such intellectual property rights which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

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

We contract with third parties for the manufacture of our product candidates for preclinical development, clinical testing, and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We rely on third-party contract manufacturers to manufacture our product candidates for preclinical studies and clinical trials. We do not own manufacturing facilities for producing any clinical trial product supplies. There can be no assurance that our preclinical and clinical development product supplies will not be limited or interrupted, or that they will be of satisfactory quality or continue to be available at acceptable prices. For example, the extent to which the COVID-19 pandemic impacts our ability to procure sufficient supplies for the development of our product candidates will depend on the severity and duration of the spread of the virus and the actions undertaken to contain COVID-19 or treat its effects. Several vaccines for COVID-19 were granted Emergency Use Authorization by the FDA in late 2020 and early 2021, and more may be authorized in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. In particular, any replacement of our manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements.

The manufacturing process for a product candidate is subject to FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as cGMPs. In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In either scenario, our clinical trials could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills or technology to a back-up or alternative supplier, or we may not be able to transfer such skills or technology at all. Furthermore, a manufacturer may possess technology related to the manufacture of our product candidate that such manufacturer owns independently. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our product candidates.

In addition, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturer or manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

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

If any future collaborations we enter into do not result in the successful discovery, development and commercialization of product candidates, if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under such collaboration. All of the risks relating to product development, regulatory approval and commercialization described in this Annual Report on Form 10-K also apply to the activities of our collaborators.

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

In December 2019, a novel strain of coronavirus disease that causes COVID-19 was identified in Wuhan, China. As of September 2020, the novel coronavirus (also called SARS-CoV-2) has spread to a number of countries globally, including the United States, and the disease outbreak was declared a pandemic by the World Health Organization in March 2020. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we closed our executive offices with our administrative employees continuing their work outside of the office. As of June 15, 2020, we have reopened our executive office and are analyzing the plan to open the remainder on a case-by-case basis in compliance with applicable local regulation. As a result of the COVID-19 pandemic, we have experienced disruptions such as the delay of our planned clinical trials of GB1211 and GB2064 and opening of our clinical trial sites, and may continue to experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

GB0139 is being investigated in the DEFINE trial, an investigator-initiated Phase 2 clinical trial, as part of the University of Edinburgh’s rapid experimental program for COVID-19, STOPCOVID. This program aims to develop and re-

purpose treatments for COVID-19 patients, with the aim of revealing and targeting the mechanisms controlling the harmful lung injury, inflammation and failure of repair that occur in severe COVID-19 disease. While the first patient has been dosed with GB0139 in a Phase 2 trial, the University of Edinburgh may experience difficulties or delays in enrolling additional patients in clinical trials due to the impact of the COVID-19 pandemic or other reasons. In addition to the University of Edinburgh running the trial, many of the risks related to the development of GB0139 for the treatment of COVID-19 are beyond our control, including risks related to clinical development, the regulatory submission process, and manufacturing delays or difficulties. The results of any early-stage clinical trials may not be predictive of the results of any later-stage clinical trials. There can be no assurance that any clinical trial for GB0139 for the treatment of COVID-19 respiratory failure will ultimately be successful or support further clinical development. In addition, the interpretation of the data from the DEFINE clinical trial of GB0139 for the treatment of COVID-19 by the FDA and other regulatory agencies may differ from the University of Edinburgh or our interpretation of such data and the FDA or other regulatory agencies may require that we conduct additional studies or analyses. Any of these factors could delay or prevent us from receiving regulatory approval of GB0139 for the treatment of COVID-19 and there can be no assurance that it will be approved in a timely manner, if at all. In addition, two vaccines for COVID-19 were granted Emergency Use Authorization by the FDA in late 2020, and more are likely to be authorized in the coming months. If the COVID-19 outbreak is effectively contained or the risk of coronavirus infection is diminished or eliminated before we can successfully develop and manufacture our product candidate, the commercial viability of such product candidate may be diminished or eliminated. There can be no assurance that we will be able to successfully establish a competitive market share for GB0139 for COVID-19, if any.

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

As of March 1, 2020, we had 28 full-time employees. As our clinical development and commercialization plans and strategies develop, and as we transition into operating as a public company, we will need to expand our managerial, clinical, regulatory, sales, marketing, financial, development, manufacturing and legal capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future growth would impose significant added responsibilities on members of management, including:

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

We recently acquired PharmAkea Inc., or PharmAkea, and may acquire additional technology and complementary businesses in the future. Acquisitions involve many risks, any of which could materially harm our business, including the diversion of management’s attention from core business concerns, failure to effectively exploit acquired technologies, failure to successfully integrate the acquired business or realize expected synergies or the loss of key employees from either our business or the acquired businesses.

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

To induce valuable employees to remain with us, in addition to salary and cash incentives, we have provided stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Our key employees are at-will employees, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key person” insurance policies, but we may enter into such policies, on the lives of these individuals or the lives of certain of our employees. There is no guarantee that any “key person” insurance policy we may enter into would adequately compensate us for the loss of any key employee. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior scientific and medical personnel.

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

The estimates of market opportunity and forecasts of market growth included in this Annual Report on Form 10-K or that we may otherwise provide may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, or at all.

Market opportunity estimates and growth forecasts included in this Annual Report on Form 10-K or that we may otherwise provide are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. The estimates and forecasts included in this Annual Report on Form 10-K relating to size and expected growth of our target market may prove to be inaccurate. Even if the markets in which we compete meet the size estimates and growth forecasts included in this Annual Report on Form 10-K, our business may not grow at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.

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

Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials or other work-related injuries, this insurance may not provide adequate coverage against potential liabilities. We do not carry specific biological waste or hazardous waste insurance coverage, workers’ compensation or property and casualty and general liability insurance policies that include coverage for damages and fines arising from biological or hazardous waste exposure or contamination.

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

We have net operating loss carryforwards and tax credit carryforwards for U.S. federal and state income tax purposes which begin to expire in future years. Additionally, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50 percentage points within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. Public offerings, private placements and other transactions that have occurred since our inception, may trigger such an ownership change pursuant to Section 382. Any such limitation, whether as the result of a prior public offering, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us, could have a material adverse effect on our results of operations in future years. The reduction of the corporate tax rate under the Tax Cuts and Jobs Act of 2017, or the Tax Cuts and Jobs Act, may cause a reduction in the economic benefit of our net operating loss carryforwards and other deferred tax assets available to us. Our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us.

Risks Related to Our Common Stock

The price of our stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

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

As of Mach 25, 2020, our executive officers, directors and their affiliates beneficially hold, in the aggregate, approximately 7.3% of our outstanding voting stock. These stockholders, acting together, would be able to significantly influence all matters requiring stockholder approval. For example, these stockholders would be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an EGC as defined in the JOBS Act, enacted in April 2012. For as long as we continue to be an EGC, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not EGCs, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404, reduced disclosure obligations regarding executive compensation and our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may remain an EGC until December 31, 2025, although circumstances could cause us to lose that status earlier. We will remain an EGC until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, or IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700.0 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 18, 2021, we had 25,261,832 shares of common stock outstanding. This includes the 6,342,207 shares that were sold in our IPO, which may be resold in the public market immediately without restriction, unless purchased by our affiliates or existing stockholders. The remaining shares are currently restricted as a result of securities laws or lock-up agreements but will become eligible to be sold at various times after the IPO. Moreover, beginning 180 days after the completion of our IPO, holders of an aggregate of 18,658,643 shares of our common stock will have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also registered all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements entered into in connection with our IPO.

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

Our amended and restated certificate of incorporation and amended and restated bylaws, contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

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

Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claims for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty or other wrongdoing by any of our directors, officers, employees or agents to us or our stockholders; (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws; (iv) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws; or (v) any action asserting a claim governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein, or the Delaware forum provision. The Delaware forum provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Unless we consent in writing to the selection of an alternate forum, the United States District Court for the District of Delaware shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the federal forum provision, as we are incorporated in the State of Delaware. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Delaware forum provision and the federal forum provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2020, the facilities that we lease are the following:

Location	Primary Use	Approximate Square Footage	Lease Expiration Date	Renewal Option
Ole Maaloes Vej 3, DK-2200 Copenhagen N, Denmark	Office space	2,476	October 31, 2021	One three-year term
Evergreen House North, Grafton Place, London, NW1 2DX	Office space	749	August 31, 2022	None
Sahlgrenska Science Park AB, Medicinaregatan 8A, 413 90 Gothenburg, Sweden	Office space	388	September 7, 2022	One-year term

We believe that our current facilities are sufficient to meet our current and near-term needs and that, should it be needed, suitable additional space will be available.

Item 3. Legal Proceedings.

We are not party to any material legal matters or claims. In the future, we may become party to legal matters and claims arising in the ordinary course of business. We cannot predict the outcome of any such legal matters or claims, and despite the potential outcomes, the existence thereof may have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock began trading on the Nasdaq Global Select Market on October 29, 2020 under the symbol “GLTO”. Prior to that time, there was no established public trading market for our common stock. On March 25, 2021, the closing price of our common stock was $6.39 per share.

Holders of Record

As of March 25, 2021, we had 25,261,832 outstanding shares of common stock and no outstanding shares of preferred stock. At March 25, 2021, there were 67 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders represented by these record holders.

Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Securities authorized for issuance under equity compensation plans

The information required by Item 5 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Recent Sales of Unregistered Securities

In the three years preceding the filing of this registration statement, we have issued the following securities that were not registered under the Securities Act. No underwriters were involved in the sales and the certificates representing the securities sold and issued contain legends restricting transfer of the securities without registration under the Securities Act or an applicable exemption from registration.

(a) Issuances of Capital Stock

In October 2018, certain investors purchased an aggregate of 688,408 shares of our Series C-1 preferred stock for approximately £12,859,461.44 at $22.58 per share, or $15,544,690.74 at $22.58 per share assuming a 1USD:1.1066 Euro exchange rate.

In October 2018, certain investors purchased an aggregate of 1,284,795 shares of our Series C-2 preferred stock for approximately £29,999,963.25 at $26.88 per share, or $36,241,428.92 at $26.88 per share assuming a 1USD:1.1066 Euro exchange rate.

In December 2019, certain investors purchased an aggregate of 417,014 shares of our Series C-3 preferred stock for approximately £29,999,963.25 at $25.61 per share, or $10,678,432.49 at $25.61 per share assuming a 1USD:1.1066 Euro exchange rate.

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

(b) Grants and Exercises of Stock Options

Since January 1, 2017, we have granted stock options to purchase an aggregate of 2,538,411 shares of our common stock, net of forfeitures, with a weighted average exercise price of $4.67 per share, to certain employees, directors and consultants pursuant to the 2020 Stock Option and Grant Plan.

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

Use of proceeds from registered securities

On November 2, 2020, we completed our initial public offering, or IPO, in which we issued and sold 6,342,207 shares of common stock, $0.00001 par value per share, including 675,540 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock. The offer and sale of the shares in the IPO was registered under the Securities Act pursuant to registration statements on Form S-1 (File No. 333-249369), which was filed with the SEC on October 7, 2020 and subsequently amended and declared effective on October 28, 2020, or the Prospectus. The underwriters of the offering were BofA Securities, Inc., SVB Leerink LLC and Credit Suisse Securities (USA) LLC and Kempen & Co U.S.A, Inc.

We raised approximately $86.3 million in net proceeds after deducting underwriting discounts and commissions of $6.7 million and other offering expenses of approximately $2.1 million payable by us. No underwriting discounts and commissions or offering expenses were paid directly or indirectly to any of our directors of officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

As of December 31, 2020, we have not used the net proceeds from our initial public offering. We have invested the unused net proceeds from the offering in money market accounts. We expect to use the net proceeds from the offering described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 30, 2020, to fund our clinical development programs, including for GB0139, GB1211 and GB2064.

Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read together with our consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appended to this Annual Report on Form 10-K. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes. Our historical results are not necessarily indicative of the results that may be expected in the future.

The selected consolidated statement of operations and consolidated balance sheet data for the years ended December 31, 2020 and 2019 are derived from our audited consolidated financial statements appended to this Annual Report on Form 10-K (in thousands, except share and per share data).

	Year Ended December 31,
	2020	2019
Operating expenses
Research and development	$24,627	$19,738
Purchased in-process research and development	—	16,788
General and administrative	9,010	2,445
Total operating expenses	33,637	38,971
Loss from operations	(33,637)	(38,971)
Other income (expense), net	(1,200)	2,464
Net loss	$(34,837)	$(36,507)
Dividends on convertible preferred stock	—	(5,560)
Net loss attributable to common stockholders	$(34,837)	$(42,067)
Net loss per common share—basic and diluted (1)	$(7.62)	$(161.82)
Weighted-average number of shares used in computing net loss per common share—basic and diluted (1)	4,572,702	259,966

(1)

See Notes 2 and 13 to our consolidated financial statements as of and for the years ended December 31, 2020 and 2019 for a description of how we compute basic and diluted net loss per share and the weighted-average number of shares used in the computation of these per share amounts.

	As of December 31,
	2020	2019
Balance Sheet Data:
Cash and cash equivalents	$163,582	$11,294
Total assets	171,596	56,609
Working capital (2)	163,729	48,153
Total liabilities	6,107	8,138
Convertible preferred stock	—	119,619
Accumulated deficit	(104,360)	(69,523)
Total stockholders’ deficit	165,489	(71,148)

(2)

We define working capital as current assets less current liabilities. See our consolidated financial statements and related notes included at the end of this Annual Report on Form 10-K for further details regarding our current assets and current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our lead product candidate is in Phase 2b clinical development and our other product candidates and research initiatives are in early stages of clinical and preclinical development. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our operations to date have been financed primarily from our initial public offering, or IPO, the issuance of convertible preferred shares and convertible notes. Since inception, we have had significant operating losses. Our net loss was $34.8million and $36.5 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $104.4 million and $163.6 million in cash and cash equivalents.

Galecto, Inc. was incorporated in Delaware in October 2019. Shares in Galecto Biotech AB, a Swedish operating company, were exchanged at a one-to-one ratio for shares in Galecto, Inc. in a common control/tax-free reorganization. On December 31, 2019, Galecto, Inc. and PharmAkea Inc., or PharmAkea, consummated the purchase agreement, whereby Galecto, Inc. acquired PharmAkea in principally an all-stock transaction. As of December 31, 2020, the Company’s wholly owned subsidiaries were PharmAkea, Galecto Securities Corporation and Galecto Biotech AB. Galecto ApS, a Danish operating company, was Galecto Biotech AB’s wholly owned subsidiary. The consolidated statements of operations and comprehensive loss, convertible preferred shares and stockholders’ deficit and cash flows for the year ended December 31, 2020 are that of Galecto, Inc. and for the year ended December 31, 2019 are that of Galecto Biotech AB.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents of $163.6 million as of December 31, 2020, will be sufficient to continue funding our development activities into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.

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

Despite our implementation of such measures, the actual and perceived impact of the COVID-19 pandemic is changing daily, and its ultimate effect on us cannot be predicted. To date, the COVID-19 pandemic has caused delays in certain of our studies, including (i) recruitment of our ongoing Phase 2b trial of GB0139 in IPF patients, which has resulted in certain trial protocol amendments and increased costs and (ii) initiation of our planned clinical trials of GB1211 and GB2064. We cannot assure you that we will not experience additional negative impacts associated with COVID-19, which could be significant. The COVID-19 pandemic may negatively impact our business, financial condition and results of operations by decreasing or delaying the enrollment of patients in our clinical trials or otherwise causing interruptions or delays in our programs and services. See “Risk Factors—Risks Related to Managing Our Business and Operations—The global pandemic of the novel coronavirus disease, COVID-19, has, and may continue to, adversely impact our business, including our preclinical studies and clinical trials” for more information regarding the potential impact of COVID-19 on our business and operations.

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

We have historically met the requirements to receive a tax credit in Denmark of up to $0.9 million and $0.8 million per year in both years ended December 31, 2020 and 2019, respectively, for losses resulting from research and development costs of up to $4.1 million and $3.8 million per year in the year-ended December 31, 2020 and 2019, respectively. The tax credit is reported as a reduction to research and development expense in the consolidated statements of operations.

Our direct research and development expenses are not currently tracked on a program-by-program basis. We use our personnel and infrastructure resources across multiple research and development programs directed toward identifying and developing product candidates. The majority of our clinical spending in the years ended December 31, 2020 and 2019 was on GB0139. In the years ended December 31, 2020 and 2019, we advanced our GB1211 program from pre-clinical through early clinical development. We acquired our GB2064 program from PharmAkea on December 31, 2019.

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

Because of the numerous risks and uncertainties associated with product development and the current stage of development of our product candidates and programs, we cannot reasonably estimate or know the nature, timing and estimated costs necessary to complete the remainder of the development of our product candidates or programs. We are also unable to predict if, when, or to what extent we will obtain approval and generate revenues from the commercialization and sale of our product candidates. The duration, costs and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:

•	successful completion of preclinical studies and initiation of clinical trials for GB0139, our other current product candidates and any future product candidates;
•	successful enrollment and completion of our Phase 2b clinical trial for GB0139, our planned clinical trials for GB2064 and GB1211, and any clinical trials for future product candidates;
•	data from our clinical programs that support an acceptable risk-benefit profile of our product candidates in the intended patient populations;
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

milestone closings of our sale and issuance of Series C-2 preferred stock in October 2018. The milestone closings of the Series C preferred stock were committed to in December 2019 with the Series C preferred stock and proceeds received in January 2020.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following sets forth our results of operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,		Change
	2020	2019	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$24,627	$19,738	$4,889	25%
Purchased in-process research and development	—	16,788	(16,788)	(100%)
General and administrative	9,010	2,445	6,565	269%
Total operating expenses	33,637	38,971	(5,334)	(14%)
Loss from operations	(33,637)	(38,971)	5,334	(14%)
Other income (expense), net	(1,200)	2,464	(3,664)	(149%)
Net loss	$(34,837)	$(36,507)	$1,670	(5%)

Research and development expenses

Research and development expenses were comprised of:

	Year Ended December 31,
	2020	2019	Change
	(in thousands)
Preclinical studies and clinical trial-related activities	$10,289	$14,042	$(3,753)
Chemistry, manufacturing and control	8,229	3,207	5,022
Personnel	3,752	2,116	1,636
Consultants and other costs	2,357	373	1,984
Total research and development expenses	$24,627	$19,738	$4,889

Research and development expenses were $24.6 million for the year ended December 31, 2020, compared to $19.7 million for the year ended December 31, 2019. The increase of $4.9 million was primarily related to an increase in chemistry, manufacturing and control, or CMC activities of $5.0 million and clinical consulting expenses of $2.0 million related to our Phase 2b study of GB0139 and preparations for a Phase 2a study of GB1211, as well as an increase in personnel costs of $1.6 million. The increase was partially offset by lower clinical expenses of $3.7 million primarily due to fewer pre-clinical activities in 2020 as compared to 2019, as well as clinical trial start-up costs incurred in 2019 that were not present in 2020.

Purchased in-process research and development expense

Purchased in-process research and development expense for the year ended December 31, 2019 relates to our GB2064 program, which we acquired from PharmAkea on December 31, 2019. There were no purchased in-process research and development expenses incurred for the year-ended December 31, 2020.

General and administrative expenses

General and administrative expenses were $9.0 million for the year ended December 31, 2020, compared to $2.4 million for the year ended December 31, 2019. The increase of $6.6 million was primarily related to an increase in costs indirectly related to our IPO such as consultant costs of $1.6 million and accounting fees of $2.0 million and an increase in personnel costs of $1.5 million as we build our in-house staff, public company costs of $0.6 million and legal and other fees of $0.9 million.

Other income (expense), net

Other income (expense), net for the year ended December 31, 2020 and 2019 were a net expense of $1.2 million for the year ended December 31, 2020, compared to a net income of $2.5 million for the year ended December 31, 2019. The decrease of $3.7 million was due to the following:

•	Net foreign exchange loss of $1.2 million for the year ended December 31, 2020 compared to a net foreign exchange gain of $0.6 million for the year ended December 31, 2019.
•

We had no fair value adjustments on our tranche obligations in the year ended December 31, 2020. Fair value adjustments on our tranche obligations relating to the sale of our Series C-2 preferred stock in October 2018 were a $1.9 million gain for the year ended December 31, 2019.

Liquidity and Capital Resources

Sources of Liquidity

Our operations to date have been financed primarily through our recent IPO, the issuance of convertible preferred shares and convertible notes. On November 2, 2020, we completed an IPO of our common stock and issued and sold 6,342,207 shares of common stock at a public offering price of $15.00 per share, including 675,540 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, resulting in net proceeds of $86.3 million after deducting underwriting discounts and commissions and estimated offering expenses. Since inception, we have had significant operating losses. Our net loss was $34.8 million and $36.5 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $104.4 million and $163.6 million in cash and cash equivalents. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(38,203)	$(19,326)
Net cash used in investing activities	—	(326)
Net cash provided by financing activities	187,389	—
Net increase (decrease) in cash and cash equivalents	$149,186	$(19,652)

Net Cash Used in Operating Activities

Cash used in operating activities of $38.2 million during the year ended December 31, 2020 was attributable to our net loss of $34.8 million together with a net decrease of $4.6 million in our working capital, offset by an increase of $0.2 million in non-cash amortization of right of use lease asset and accretion of the lease liability and $1.0 million in non-cash stock-based compensation.

Cash used in operating activities of $19.3 million during the year ended December 31, 2019 was attributable to our net loss of $36.5 million together with non-cash items of $1.8 million principally with respect to fair value adjustments on our tranche obligations, offset by purchased in-process research and development of $16.8 million and a net increase of $2.2 million in our working capital.

Net Cash Used in Investing Activities

We had no cash used in or provided by investing activities for the year ended December 31, 2020.

Investing activities in the year ended December 31, 2019 are comprised of transaction costs with respect to our acquisition of PharmAkea less PharmAkea’s book balance of cash on the date of acquisition.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2020 was $187.4 million comprised of net proceeds of $39.7 million from the issuance of our Series C convertible preferred shares in January 2020, net proceeds $61.4 million from the issuance of Series D convertible preferred stock in September 2020 and net proceeds of $86.3 million from our IPO in November 2020.

We had no cash used in or provided by financing activities for the year ended December 31, 2019.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents of $163.6 million as of December 31, 2020 will be sufficient to continue funding our development activities into 2024. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders, will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the impacts of the COVID-19 pandemic;
•	the progress, costs and results of our ongoing Phase 2b clinical trial of GB0139 and our planned trials for our other product candidates;
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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosures of assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, and the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Research and Development Costs

We incur substantial expenses associated with clinical trials. Accounting for clinical trials relating to activities performed by CROs, CMOs and other external vendors requires management to exercise significant estimates in regard to the timing and accounting for these expenses. We estimate costs of research and development activities conducted by service providers, which include, the conduct of sponsored research, preclinical studies and contract manufacturing activities. The diverse nature of services being provided under CRO and other arrangements, the different compensation arrangements that exist for each type of service and the lack of timely information related to certain clinical activities complicates the estimation of accruals for services rendered by CROs, CMOs and other vendors in connection with clinical trials. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and include these costs in the accrued and other current liabilities or prepaid expenses on the balance sheets and within research and development expense on the consolidated statements of operations. In estimating the duration of a clinical study, we evaluate the start-up, treatment and wrap-up periods, compensation arrangements and services rendered attributable to each clinical trial and fluctuations are regularly tested against payment plans and trial completion assumptions.

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

The fair value of our awards in the year ended December 31, 2020 has been estimated using Black-Scholes based on the following assumptions: term of 5.8 years; volatility of 90.1%; risk-free rate of 0.4%; and no expectation of dividends. We did not grant any stock options in the year ended December 31, 2019.

We will continue to use judgment in evaluating the assumptions utilized for our equity-based compensation expense calculations on a prospective basis. In addition to the assumptions used in the Black-Scholes model, the amount of equity-based compensation expense we recognize in our consolidated financial statements includes stock option forfeitures as they occurred. We recognize forfeitures as they occur, and the compensation expense is reversed in the period that the forfeiture occurs.

Prior to our IPO, our board of directors, with input from management, determined the estimated fair value of our common shares as of the date of each incentive share grant considering our then-most recently available third-party valuation of common shares. Valuations are updated when facts and circumstances indicate that the most recent valuation is no longer valid, such as changes in the stage of our development efforts, various exit strategies and their timing, and other scientific developments that could be related to our valuation, or, at a minimum, annually. Third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

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

The estimates of fair value of our common shares are highly complex and subjective. There are significant judgments and estimates inherent in the determination of the fair value of our common shares. These judgments and estimates include assumptions regarding our future operating performance, the time to completing a liquidity event, the related valuations associated with these events, and the determinations of the appropriate valuation methods at each valuation date. The assumptions underlying these valuations represent our best estimates, which involve inherent uncertainties and the application of management judgment. If we had made different assumptions, our equity-based compensation expense, net loss and net loss per share applicable to common shareholders could have been materially different.

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

Based on the level of historical operating results and projections for the taxable income for the future, we have determined that it is more likely than not that our net deferred tax assets will not be realized. Accordingly, we have recorded a full valuation allowance to reduce our deferred tax assets.

We recognize tax benefits from uncertain tax positions only if (based on the technical merits of the position) it is more likely than not that the tax positions will be sustained on examination by the tax authority. The tax benefits recognized in the financial statements from such positions are measured based on the largest amount that is more than 50% likely to be realized upon ultimate settlement. We have not recorded any uncertain tax positions as of December 31, 2020 or 2019. We do not believe there will be any material changes in its unrecognized tax positions over the next 12 months. We have not incurred any interest or penalties. In the event we are assessed interest or penalties at some point in the future, they will be classified in the financial statements as a component of income tax expense.

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

Recently Adopted Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our consolidated financial statements for the years ended December 31, 2020 and 2019 for a discussion of recent accounting pronouncements.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2020:

	Payments due by period (in thousands)
	Total	Less than one year	One to three years	Three to five years	More than five years
Leases	$1,025	$434	$470	$121	$—
Total contractual obligations	$1,025	$434	$470	$121	$—

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

We may remain classified as an EGC until the end of the fiscal year following the fifth anniversary of the completion of our IPO, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of any year before that time, or if we have annual gross revenues of $1.07 billion or more in any fiscal year, we would cease to be an EGC as of December 31 of the applicable year. We also would cease to be an EGC if we issue more than $1.0 billion of non-convertible debt over a three-year period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Item 10 of Regulation S-K and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. An index of those financial statements is found in Item 15, Exhibits and Financial Statement Schedules, of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2020, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were not effective because of the material weakness in internal control over financial reporting discussed below.

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

To address the material weakness described below, management performed additional analysis and other procedures to ensure that our consolidated financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the consolidated financial statements and disclosures included in this Annual Report on Form 10-K fairly present, in all material respects, in accordance with U.S. GAAP, our financial position, results of operations and cash flows for the periods presented.

Inherent Limitations of Internal Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control over Financial Reporting

The Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Efforts on Previously Identified Material Weakness

In connection with our preparation and the audits of our financial statements as of and for the years ended December 31, 2019 and 2018, as concluded on September 2, 2020, we and our independent registered public accounting firm identified a material weakness as defined under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and by the Public Company Accounting Oversight Board (United States) in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

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

We are working to remediate the material weakness and are taking steps to strengthen our internal control over financial reporting such as the hiring of Jonathan Freve as Chief Financial Officer in the second quarter of 2020 and a Corporate Controller in the fourth quarter of 2020. Additionally, we plan to further develop and implement formal policies, processes and documentation procedures relating to our financial reporting, including the oversight of third-party service providers. The actions that we are taking are subject to ongoing executive management review and will also be subject to audit committee oversight. If we are unable to successfully remediate the material weakness, or if in the future, we identify further material weaknesses in our internal controls over financial reporting, we may not detect errors on a timely basis, and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company, we will be required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The Nasdaq Global Select Market or other adverse consequences that would materially harm our business. In addition, we could become subject to investigations by Nasdaq, the SEC, and other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation and our financial condition, or divert financial and management resources from our core business.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)

For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K, incorporated into this Item by reference. All financial statements;

(2)

Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto. Those financial statement schedules required to be filed by Item 8 of this form, and by paragraph (b) below.

(3)	Exhibits
Exhibit Number	Exhibit Description	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Amended and Restated Certificate of Incorporation of Registrant.	Form 8-K (Exhibit 3.1)	November 4, 2020	001-39655

3.2	Amended and Restated Bylaws of the Registrant.	Form 8-K (Exhibit 3.2)	November 4, 2020	001-39655

4.1	Specimen Common Stock Certificate.	Form S-1/A (Exhibit 4.1)	October 22, 2020	333-249369

4.2	Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated September 25, 2020.	Form S-1/A (Exhibit 4.2)	October 22, 2020	333-249369

10.1#	2020 Stock Option and Grant Plan.	Form S-1/A (Exhibit 10.1)	October 22, 2020	333-249369

10.2*#	2020 Equity Incentive Plan, and forms of award agreements thereunder.

10.3#	Senior Executive Cash Incentive Bonus Plan.	Form S-1/A (Exhibit 10.3)	October 22, 2020	333-249369

10.4#	Form of Officer Indemnification Agreement between the Registrant and each of its executive officers.	Form S-1/A (Exhibit 10.4)	October 22, 2020	333-249369

10.5#	Form of Director Indemnification Agreement between the Registrant and each of its directors.	Form S-1/A (Exhibit 10.5)	October 22, 2020	333-249369

10.6#	Non-Employee Director Compensation Policy, as amended.	Form 8-K (Exhibit 10.1)	November 19, 2020	001-39655

10.7#	Service Agreement between Galecto Biotech ApS and Hans Schambye, dated April 23, 2013.	Form S-1/A (Exhibit 10.7)	October 22, 2020	333-249369

10.8#	Employment Contract between Galecto Biotech ApS and Anders H. Pedersen, dated January 23, 2013, as amended on August 24, 2017.	Form S-1/A (Exhibit 10.8)	October 22, 2020	333-249369

10.9#	Addendum to Employment Contract between Galecto Biotech ApS and Anders H. Pedersen, dated August 24, 2017.	Form S-1/A (Exhibit 10.9)	October 22, 2020	333-249369

10.10#	Employment Contract between Galecto Biotech ApS and Bertil E. Lindmark, dated November 28, 2019.	Form S-1/A (Exhibit 10.10)	October 22, 2020	333-249369

Exhibit Number	Exhibit Description	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.11#	Addendum to Employment Contract between Galecto Biotech ApS and Bertil E. Lindmark, dated January 15, 2020.	Form S-1/A (Exhibit 10.11)	October 22, 2020	333-249369

10.12#	Employment Agreement between Galecto, Inc. and Jonathan Freve, dated March 11, 2020.	Form S-1/A (Exhibit 10.12)	October 22, 2020	333-249369

10.13#	Amendment to Employment Agreement between Galecto, Inc. and Jonathan Freve, dated March 14, 2020.	Form S-1/A (Exhibit 10.13)	October 22, 2020	333-249369

10.14#	English language summary of Lease Agreement between Galecto Biotech ApS and COBIS A/S, dated May 4, 2020.	Form S-1/A (Exhibit 10.14)	October 22, 2020	333-249369

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of EY Godkendt Revisionspartnerselskab, independent registered public accounting firm.

24.1*	Power of Attorney (included on signature page to this registration statement).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

# Indicates management contract or any compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Galecto, Inc.

Date: March 29, 2021	By:	/s/ Hans T. Schambye
Hans T. Schambye, M.D., Ph.D.
Chief Executive Officer and President

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Hans T. Schambye and Jonathan Freve, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Hans T. Schambye	President, Chief Executive Officer and Director	March 29, 2021
Hans T. Schambye, M.D., Ph.D.	(Principal Executive Officer)

/s/ Jonathan Freve	Chief Financial Officer (Principal	March 29, 2021
Jonathan Freve	Financial and Accounting Officer)

/s/ Amit D. Munshi	Chairman	March 29, 2021
Amit D. Munshi

/s/ Stephan Christgau	Director	March 29, 2021
Stephan Christgau, Ph.D.

/s/ Jayson Dallas	Director	March 29, 2021
Jayson Dallas, M.D.

/s/ Carl Goldfischer	Director	March 29, 2021
Carl Goldfischer, M.D.

/s/ Chau Q. Khuong	Director	March 29, 2021
Chau Q. Khuong

/s/ Søren Møller	Director	March 29, 2021
Søren Møller, Ph.D.

/s/ Anne Prener	Director	March 29, 2021
Anne Prener, M.D.

/s/ David Shapiro	Director	March 29, 2021
David Shapiro, M.D.

GALECTO, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Galecto, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Galecto, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EY Godkendt Revisionspartnerselskab

We have served as the Company’s auditor since 2019.

Copenhagen, Denmark

March 29, 2021

GALECTO, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$163,582	$11,294
Prepaid expenses and other current assets	5,713	5,117
Receivable on issuance of series C convertible preferred stock or Series C preferred stock	—	39,669
Total current assets	169,295	56,080
Restricted cash	254	231
Other assets - noncurrent	1,162	—
Operating lease right-of-use asset	885	298
Total assets	$171,596	$56,609
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,851	$3,329
Accrued expenses and other current liabilities	2,715	4,598
Total current liabilities	5,566	7,927
Operating lease liabilities, net of current portion	541	211
Total liabilities	6,107	8,138
Commitments and contingencies (Note 8)
Convertible preferred stock
Series B convertible preferred stock, $0.00001 par value; no shares authorized, issued and outstanding at December 31, 2020; 684,068 shares authorized, issued and outstanding at December 31, 2019	—	13,414
Series C convertible preferred stock, $0.00001 par value; no shares authorized, issued and outstanding at December 31, 2020; 4,133,479 shares authorized at December 31, 2019; 4,125,056 shares issued and outstanding at December 31, 2019	—	106,205
Series D convertible preferred stock, $0.00001 par value; no shares authorized, issued and outstanding at December 31, 2020 and 2019	—	—
Total convertible preferred stock	—	119,619
Stockholders’ equity
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized at December 31, 2020, no shares authorized at December 31, 2019; no shares issued or outstanding as of December 31, 2020	—	—
Common stock, par value of $0.00001 per share; 300,000,000 and 5,350,404 shares authorized at December 31, 2020 and 2019, respectively; 25,261,832 and 259,966 shares issued and outstanding at December 31, 2020 and 2019, respectively	—	—
Additional paid-in capital	269,175	826
Accumulated deficit	(104,360)	(69,523)
Accumulated other comprehensive income (loss)	674	(2,451)
Total stockholders’ equity	165,489	(71,148)
Total liabilities and stockholders’ equity	$171,596	$56,609

See accompanying notes to the financial statements.

Galecto, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019
Operating expenses
Research and development	$24,627	$19,738
Purchased in-process research and development	—	16,788
General and administrative	9,010	2,445
Total operating expenses	33,637	38,971
Loss from operations	(33,637)	(38,971)
Other income (expense), net
Foreign exchange transaction gain (loss), net	(1,200)	551
Fair value adjustments on preferred stock tranche obligations and note tranche and derivative obligations	—	1,913
Total other income (expense), net	(1,200)	2,464
Net loss	(34,837)	(36,507)
Cumulative dividends on convertible preferred stock	—	(5,560)
Net loss attributable to common stockholders	(34,837)	(42,067)
Net loss per common share, basic and diluted	$(7.62)	$(161.82)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	4,572,702	259,966
Other comprehensive loss
Net loss	(34,837)	(36,507)
Currency translation gain (loss)	3,125	(806)
Total comprehensive loss	$(31,712)	$(37,313)

See accompanying notes to the financial statements.

Galecto, Inc.

Consolidated Statements of Convertible Preferred Stock

and Changes in Stockholders’ Equity

(in thousands, except share amounts)

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2018	684,068	$13,414	1,973,203	$51,081	—	$—	259,966	$—	$826	$(33,017)	$(1,644)	$(33,835)
Issuance of Series C preferred stock in connection with the purchase of PharmAkea, Inc.	—	—	610,098	15,624	—	—	—	—	—	—	—	—
Commitment to the issuance of Series C preferred stock	—	—	1,541,755	39,500	—	—	—	—	—	—	—	—
Currency translation loss	—	—	—	—	—	—	—	—	—	—	(806)	(806)
Net loss	—	—	—	—	—	—	—	—	—	(36,507)	—	(36,507)
Balance at December 31, 2019	684,068	13,414	4,125,056	106,205	—	—	259,966	—	826	(69,523)	(2,451)	(71,148)
Issuance of Series D preferred stock, net of issuance costs of $2,840	—	—	—	—	2,368,118	61,359	—	—	—	—	—	—
Issuance of common stock in connection with initial public offering, net of issuance costs of $2,114	—	—	—	—	—	—	6,342,207	—	86,360	—	—	86,360
Conversion of convertible preferred stock into common stock	(684,068)	(13,414)	(4,125,056)	(106,205)	(2,368,118)	(61,359)	18,658,643	—	180,978	—	—	180,978
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,009	—	—	1,009
Exercise of stock options	—	—	—	—	—	—	1,016	—	2	—	—	2
Currency translation gain	—	—	—	—	—	—	—	—	—	—	3,125	3,125
Net loss	—	—	—	—	—	—	—	—	—	(34,837)	—	(34,837)
Balance at December 31, 2020	—	$—	—	$—	—	$—	25,261,832	$—	$269,175	$(104,360)	$674	$165,489

See accompanying notes to the financial statements.

Galecto, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(34,837)	$(36,507)
Adjustment to reconcile net loss to net cash used in operating activities:
Purchased in-process research and development	—	16,788
Stock-based compensation	982	—
Fair value adjustments on preferred stock tranche obligations and note tranche and derivative obligations	—	(1,913)
Amortization of right of use lease asset	188	111
Accretion of lease liability	55	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(596)	(1,220)
Accounts payable	(477)	1,938
Accrued expenses and other current liabilities	(2,143)	1,606
Other assets, noncurrent	(1,162)	—
Operating lease liabilities, noncurrent	(213)	(129)
Net cash used in operating activities	(38,203)	(19,326)
Cash flows from investing activities
Merger acquisition costs, net of cash received	—	(326)
Net cash used in investing activities	—	(326)
Cash flows from financing activities
Proceeds from issuance of Series C preferred stock	39,669	—
Proceeds from issuance of Series D preferred stock	64,199	—
Series D preferred stock issuance costs	(2,840)	—
Proceeds from the issuance of common stock in connection with initial public offering	88,473	—
Initial public offering issuance costs	(2,114)	—
Proceeds from exercise of stock options	2	—
Net cash provided by financing activities	187,389	—
Net increase (decrease) in cash and cash equivalents	149,186	(19,652)
Effect of exchange rate changes on cash and cash equivalents	3,125	46
Cash, cash equivalents and restricted cash, beginning of year	11,525	31,131
Cash, cash equivalents and restricted cash, end of year	$163,836	$11,525
Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	163,582	11,294
Restricted cash	254	231
Total cash, cash equivalents, and restricted cash	$163,836	$11,525
Supplemental disclosures of cash flow information:
Cash paid for taxes	$—	$—
Supplemental disclosures of noncash activities:
Operating lease liability arising from obtaining right-of-use assets	$713	$391
Issuance of Series C convertible preferred stock in connection with acquisition	$—	$15,624
Cumulative effect of change in accounting principle—adoption of ASC 842, Leases	$—	$15

See accompanying notes to the financial statements.

Galecto, Inc.

Notes to the Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS, ORGANIZATION AND LIQUIDITY

Business

Galecto, Inc., together with its consolidated subsidiaries, (the “Company” or “Galecto”), is a clinical-stage biotechnology company developing therapeutics that are designed to target the biological processes that lie at the heart of fibrosis and impact a broad range of fibrotic and related diseases, including cancer. The Company’s initial focus is on the development of small-molecule inhibitors of galectin-3 and lysyl oxidase-like 2, or LOXL2, which play key roles in regulating fibrosis and cancer.

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

As of December 31, 2020, the Company’s wholly owned subsidiaries were PharmAkea, Galecto Securities Corporation and Galecto Biotech AB, and Galecto Biotech ApS, a Danish operating company, was Galecto Biotech AB’s wholly owned subsidiary. The consolidated balance sheet as of December 31, 2020 and 2019 is that of Galecto, Inc. The consolidated statements of operations and comprehensive loss, convertible preferred shares and stockholders’ deficit and cash flows for the year ended December 31, 2020 are that of Galecto, Inc. and for the year ended December 31, 2019 are principally that of Galecto Biotech AB together with that of Galecto, Inc. with the respect to the purchase of PharmAkea.

Risks and uncertainties

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations and the need to obtain additional financing. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance reporting capabilities.

The Company’s product candidates are in development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants.

Liquidity and management plans

Since inception, the Company has devoted substantially all its efforts to business planning, research and development,

recruiting management and technical staff and raising capital and has financed its operations primarily through the issuance of redeemable convertible preferred shares, debt financings and, most recently, the Company’s initial public offering, or IPO.

As of December 31, 2020, the Company had an accumulated deficit of $104.4 million, from recurring losses since inception in 2011. The Company has incurred recurring losses and has no sales as no products have obtained the necessary regulatory approval in order to market products. The Company expects to continue to incur losses as a result of costs and expenses related to the Company’s clinical development and corporate general and administrative activities. The Company had negative cash flows from operating activities during the year ended December 31, 2020 and 2019 of $38.2 million and $19.3 million, respectively, and current projections indicate that the Company will have continued negative cash flows for the foreseeable future as it continues to develop its product candidates. Net losses incurred for the years ended December 31, 2020 and 2019 amounted to $34.8 million and $36.5 million, respectively.

At December 31, 2020, the Company’s cash and cash equivalents amounted to $163.6 million and will be sufficient to continue funding our development activities into 2024 based on the Company’s operating plan. In addition, at December 31, 2020, current assets amounted to $169.3 million and current liabilities amounted to $5.6 million. At December 31, 2019, the Company’s cash and cash equivalents amounted to $11.3 million, current assets amounted to $56.1 million and current liabilities amounted to $7.9 million.

In the future, the Company will consider the following ways to fund its operations including: (1) raising additional capital through equity and/ or debt financings; (2) new commercial relationships to help fund future clinical trial costs (i.e. licensing and partnerships); (3) reducing spending on one or more research and development programs by discontinuing development; and/or (4) restructuring operations to change its overhead structure. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of its product candidates and key development and regulatory events and its decisions in the future.

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

In response to the impact of COVID-19, the Company has implemented certain measures intended to help the Company manage its impact and position the Company to resume operations quickly and efficiently once these restrictions are lifted, such as executing a work-from-home strategy for administrative functions and operations. The Company continues to monitor the impact of COVID-19 and assess its strategy accordingly.

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

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act, or CARES Act. The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions include removing certain limitations on the utilization of net operating losses, increasing the loss carryback period for certain losses to five years, increasing the ability to deduct interest expense, and deferring social security payments, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. The Company does not believe the CARES Act will have a material impact on its financial position and results of operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP, as found in the Accounting Standards Codification, or ASC, and Accounting Standards Update, or ASU, of the Financial Accounting Standards Board, or FASB.

Principles of consolidation

The Company’s consolidated financial statements for 2020 and 2019 include the accounts of Galecto, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods. Significant items subject to such estimates and assumptions include contract research accruals, stock-based compensation expense, the fair value of the Company’s common stock and valuation of the Company’s deferred tax assets. The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Currency and currency translation

The consolidated financial statements are presented in U.S. dollars, the Company’s reporting currency. Galecto, Inc., Galecto Securities Corporation and PharmAkea’s functional currency is the U.S. dollar. The functional currency of the Company’s subsidiary Galecto Biotech AB, and its subsidiary Galecto Biotech ApS, is the Euro. Adjustments that arise from exchange rate changes on transactions of each group entity denominated in a currency other than the functional currency are included in other income and expense in the consolidated statements of operations. Assets and liabilities of Galecto Biotech AB and Galecto Biotech ApS recorded in their Euro functional currency are translated into the U.S. dollar reporting currency of the Company at the exchange rate on the balance sheet date. Revenue and expenses of Galecto Biotech AB and Galecto Biotech ApS recorded in their Euro functional currency are translated into the U.S. dollar reporting currency of the Company at the average exchange rate prevailing during the year. Resulting translation adjustments are recorded to other comprehensive income (loss), or OCI.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value and may include money market funds, U.S. Treasury and U.S. government-sponsored agency securities, corporate debt, commercial paper and certificates of deposit. The Company had money market funds of $142.9 million as of December 31, 2020, which are included in cash and cash equivalents and reported at fair value (Note 3). The Company had no cash equivalents as of December 31, 2019.

Restricted cash

The Company is required to maintain cash collateral on deposit in a segregated money market bank account, as a condition of its security deposit with one of its banks for the use of corporate credit cards. As of December 31, 2020 and 2019, the Company presented restricted cash in the accompanying consolidated balance sheets of $254,000 and $231,000, respectively.

Concentrations of credit risk and off-balance sheet risk

The Company maintains its cash in bank deposit and checking accounts that at times exceed insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Fair value of financial instruments

Fair value is defined as the price the Company would receive to sell an investment in a timely transaction or pay to transfer a liability in a timely transaction with an independent buyer in the principal market, or in the absence of a principal market, the most advantageous market for the investment or liability. A framework is used for measuring fair value utilizing a three-tier hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels of the fair value hierarchy are as follows:

Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2—Quoted prices in markets that are not considered to be active or financial instrument valuations for which all significant inputs are observable, either directly or indirectly; and

Level 3—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Financial instruments are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment and considers factors specific to the investment. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by us in determining fair value is greatest for instruments categorized in Level 3.

The Company monitors the availability of inputs that are significant to the measurement of fair value to assess the appropriate categorization of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, our policy is to recognize significant transfers between levels at the end of the reporting period. The significance of transfers between levels is evaluated based upon the nature of the financial instrument and size of the transfer relative to total net assets available for benefits.

Research and development expenses

Research and development costs are expensed as incurred. The Company’s research and development expenses consist primarily of costs incurred for the development of its product candidates and include expenses incurred under agreements with contract manufacturing organizations, or CMOs, contract research organizations, or CROs, investigative sites and consultants to conduct clinical trials and preclinical and non-clinical studies, costs to acquire, develop and manufacture supplies for clinical trials and other studies, salaries and related costs, including stock-based compensation, depreciation and other allocated facility-related and overhead expenses and licensing fees and milestone payments incurred under product license agreements where no alternative future use exists.

From time to time, Galecto obtains grants from public and private funds for its research and development projects. The grant income for a given period is recognized as a cost reimbursement and is typically based on the time and the costs that Galecto has spent on the specific project during that period. During the year ended 2019, the Company had two active cost reimbursement grants with Tufts University and with the Innovation Fund of Denmark. The grants provided reimbursement of direct research and development costs. For the year ended December 31, 2019, research and development expenses in the consolidated statements of operations include $388,000 and of grant income cost reimbursement. There was no grant income cost reimbursement for the year ended December 31, 2020.

The Company has met the requirements to receive a tax credit in Denmark for losses resulting from research and development costs of up to $4.1 million for the years ended December 31, 2020 and 2019. The tax credit is reported as a reduction to research and development expense in the consolidated statements of operations. For the years ended December 31, 2020 and 2019, research and development expenses include refundable tax credits of $809,000 and $824,000 respectively.

Accrued research and development costs

Substantial portions of the Company’s preclinical and clinical trials are performed by third-party laboratories, medical centers, CROs and other vendors, or collectively, CROs. These CROs generally bill monthly for services performed, or bill based upon milestone achievement. For preclinical studies, the Company accrues expenses based upon estimated percentage of work completed and the contract milestones remaining. For clinical studies, expenses are accrued based upon the number of patients enrolled and the duration of the study. The Company monitors patient enrollment, the progress of clinical studies and related activities to the extent possible through internal reviews of data reported to the Company by the CROs, correspondence with the CROs and clinical site visits. The Company’s estimates depend on the timeliness and accuracy of the data provided by the CROs regarding the status of each program and total program spending. The Company periodically evaluates the estimates to determine if adjustments are necessary or appropriate based on information it receives.

Acquired in-process research and development expenses

The Company includes costs to acquire or in-license product candidates in acquired in-process research and development expenses. The Company has acquired the right to develop and commercialize its product candidate PAT-1251, which the Company now refers to as GB2064. These costs are immediately expensed provided that the payments do not also represent processes or activities that would constitute a business as defined under U.S. GAAP or provided that the product candidate has not achieved regulatory approval for marketing and absent obtaining such approval, has no alternative future use.

Leases

In February 2016, the FASB established Topic 842, Leases, by issuing ASU No. 2016-02, which supersedes ASC 840, Leases, and requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. Topic 842 as amended, or ASU 842, establishes a right-of-use, or ROU, model that requires a lessee to recognize a ROU asset and lease liability on the consolidated balance sheets for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the consolidated statements of operation.

The Company adopted ASU 842 on January 1, 2019 using the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company has completed a qualitative and quantitative assessment of its lease portfolio, in which the standard had a material impact on the consolidated balance sheets but did not have an impact on the consolidated statements of operations and comprehensive loss. Upon adoption, the Company recognized lease liabilities of $379,000 based on the present value of the remaining minimum rental payments under current leasing standards for the Company’s existing operating leases. The corresponding ROU assets of $379,000 recognized upon adoption are net of deferred rent.

ASU 842 provides a number of optional practical expedients in transition. The Company elected the package of practical expedients that permit lessees not to reassess under ASU 842 prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, ROU assets or lease liabilities will not be recognized, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company also elected the practical expedient to not separate lease and non-lease components for office leases.

At inception of a contract, the Company determines whether an arrangement is or contains a lease. For all leases, the Company determines the classification as either operating leases or finance leases. Operating leases are included in Operating lease right-of-use assets and Operating lease liabilities in the Company’s consolidated balance sheets.

Lease recognition occurs at the commencement date and lease liability amounts are based on the present value of lease payments over the lease term. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. If a lease does not provide information to determine an implicit interest rate, the Company uses the Company’s incremental borrowing rate in determining the present value of lease payments. ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments under the lease. ROU assets also include any lease payments made prior to the commencement date and exclude lease incentives received. Operating lease expense is recognized on a straight-line basis over the lease term. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease agreements with both lease and non-lease components, are generally accounted for together as a single lease component. Refer to Note 6 for further details.

Convertible preferred stock

The Company classifies convertible preferred stock outside of stockholders’ deficit on its consolidated balance sheet as the requirements of triggering a deemed liquidation event are not within the Company’s control. In the event of a deemed liquidation event, the proceeds from the event are distributed in accordance with liquidation preferences (see Note 9). The Company records the issuance of convertible preferred stock at the issuance price less related issuance costs and less any discount arising on allocation of proceeds to one or more derivative features. Immediately prior to consummation of the Company’s IPO, all outstanding shares of the Company’s convertible preferred stock were converted into shares of common stock.

Equity-based compensation

The Company accounts for stock options granted in accordance with ASC 718, Compensation-Stock Compensation, or ASC 718. In accordance with ASC 718, compensation expense is measured at the estimated fair value of the stock options at grant date and is included as compensation expense over the vesting period during which an employee provides service in exchange for the award.

All share-based awards granted are measured based on the fair value on the date of the grant and compensation expense is recognized with respect to those awards over the requisite service period, which is generally the vesting period of the respective award. The Company reverses any previously recognized compensation cost associated with forfeited awards in the period the forfeiture occurs.

Equity-based compensation expense is classified in the Company’s consolidated statement of operations and comprehensive loss in the same manner in which the award recipients’ payroll costs are classified or in which the award recipients’ service payments are classified. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes model. The following summarizes the inputs used:

Expected volatility—The Company estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies because we lack company-specific historical and implied volatility information due in part to the limited time in which we have operated as a publicly traded company. We expect to continue to do so until such time as we have adequate historical data regarding the volatility of our traded stock price.

Expected term—The expected term of the Company’s stock options has been determined based on the expected time to liquidity. The Company uses the simplified method prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of options granted because we lack company-specific historical and implied expected term information due in part to the limited time in which we have operated as a publicly traded company.

Risk-free interest rate—The risk-free interest rate is based on the implied yield on a U.S. Treasury security at a constant maturity with a remaining term equal to the expected term of the option granted.

Dividends—Expected dividend yield is zero because the Company does not pay cash dividends on common shares and does not expect to pay any cash dividends in the foreseeable future.

Prior to the IPO, the Company’s board of directors, with input from management, determined the estimated fair value of the common shares as of the date of each incentive share grant considering the Company’s then-most recently available third-party valuation of common shares. Valuations are updated when facts and circumstances indicate that the most recent valuation is no longer valid, such as changes in the stage of development efforts, various exit strategies and their timing, and other scientific developments that could be related to the Company’s valuation, or, at a minimum, annually. Third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

Income taxes

Deferred income tax assets and liabilities arise from temporary differences associated with differences between the financial statements and tax basis of assets and liabilities, as measured by the enacted tax rates, which are expected to be in effect when these differences reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company has generated net losses since inception and accordingly has not recorded a provision for income taxes.

The Company follows the provisions of ASC 740-10, Uncertainty in Income Taxes, or ASC 740-10. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits and penalties in income tax expense.

The Company has identified the United States, Denmark and Sweden as its major tax jurisdictions. Refer to Note 12 for further details.

Net loss per share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method and the as if-converted method, for convertible securities, if inclusion of these instruments is dilutive.

For the year ended December 31, 2020 and 2019, both methods are equivalent. Basic and diluted net loss per share are described further in Note 13.

Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the chief operating decision maker, or CODM, in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its chief executive officer. The Company has determined it operates in one segment.

Other comprehensive income (loss)

OCI is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s OCI includes currency translation.

Emerging growth company status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. The Company may elect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recently adopted accounting standards

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception, or ASU 2017-11. Part I of ASU 2017-11 addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of ASU 2017-11 addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of ASU 2017-11 do not have an accounting effect. The adoption of ASU No. 2017-11, during the year ended December 31, 2019, did not have any impact on the financial statements and related disclosures.

Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases, or ASC 842, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. The new standard provides a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients,’ which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs; and all of the new standard’s available transition practical expedients. The adoption of ASC 842 on January 1, 2019 did not have a material impact on the financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, or ASU 2018-07, which allows companies to account for nonemployee awards in the same manner as employee awards. The adoption of ASU No. 2018-07 on January 1, 2019 did not have a material impact on the financial statements.

Recently issued accounting standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The guidance will become effective as of January 1, 2020, and must be adopted using a modified retrospective approach, with certain exceptions. This guidance is effective for public business entities that meet the definition of a Securities and Exchange Commission filer, excluding eligible smaller reporting companies for fiscal years beginning after December 15, 2021. For all other entities, including emerging growth companies, it is effective for fiscal years beginning after December 15, 2022. The Company is currently assessing the potential impact of adopting ASU 2016-13 on its financial statements and financial statement disclosures.

During August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13. ASU 2018-13 modifies the disclosure requirements for fair value measurements in Topic 820, Fair Value Measurement. The amendments are based on the concepts in the FASB Concepts Statement, Conceptual Framework for

Financial Reporting—Chapter 8: Notes to Financial Statements, which the Board finalized on August 28, 2018. ASU 2018-13 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. Early adoption is permitted. As of December 31, 2019, the Company had not elected to early adopt this guidance but does not expect that the adoption of this guidance would have a material effect on its financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, or ASU 2019-12. ASU 2019-12 eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. This guidance is effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. For all other entities, including emerging growth companies, it is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the impact that the new accounting standard will have on the financial statements and disclosures.

3. FAIR VALUE MEASUREMENTS

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value are performed in a manner to maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company classified its money market funds within Level 1 because their fair values are based on their quoted market prices. The Company had no financial assets or liabilities measured at fair value on a recurring basis as of December 31, 2019.

A summary of the assets that are measured at fair value as of December 31, 2020 is as follows (in thousands):

	Fair Value Measurement at December 31, 2020
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$142,904	$142,904	$—	$—
Total	$142,904	$142,904	$—	$—
(1)

Money market funds with maturities of 90 days or less at the date of purchase are included within cash and cash equivalents in the accompanying consolidated balance sheets and are recognized at fair value.

The Company had a preferred stock tranche obligation (Note 9), or (“Preferred Stock Tranche Obligation”), measured at (Level 3) fair value on a recurring basis of $1.7 million as of December 31, 2018. There were no transfers among Level 1, Level 2 or Level 3 categories in the years ended December 31, 2020 or 2019.

The following table provides a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Preferred Stock Tranche Obligations
Balance, December 31, 2018	$1,744
Fair value adjustments	(1,913)
Settlement on commitment to purchase Series C preferred stock	169
Balance, December 31, 2019	$—

Preferred stock tranche obligation

The Company’s Preferred Stock Tranche Obligation (Note 9) was measured at fair value using an option pricing valuation methodology. The fair value of Preferred Stock Tranche Obligation included inputs not observable in the market and thus represented a Level 3 measurement. The option methodology utilized required inputs based on certain subjective assumptions, including (a) expected stock price volatility, (b) calculation of an expected term, (c) a risk-free interest rate, and (d) expected dividends. This approach resulted in the classification of these securities as Level 3 of the fair value hierarchy. For the year ended December 31, 2019, the Company recognized a $1.9 million nonoperating gain in the statement of operations as fair value adjustments on preferred stock tranche obligations, with respect to changes to the fair value of the Preferred Stock Tranche Obligation. The Company had no Preferred Stock Tranche Obligation as of December 31, 2020.

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

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2020	2019
Research and development tax credit receivable	$1,808	$827
Prepaid insurance costs	1,642	—
Contract research and development costs	1,620	3,344
Value-added tax refund receivable	401	253
Grant reimbursement receivable	—	379
Other	242	314
Total prepaid expenses and other current assets	$5,713	$5,117

6. LEASES

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective transition approach allowed under ASU 2018-11 which releases companies from presenting comparative periods and related disclosures under ASC 842 and requires a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption (Note 2). The Company is party to three operating leases for office and laboratory space. The Company’s finance leases are immaterial both individually and in the aggregate. The Company has elected to apply the short-term lease exception to all leases of one year or less. Rent expense for years ended December 31, 2020 and 2019 was $250,000 and $222,000, respectively.

The Company has an operating lease for its corporate headquarters in Copenhagen, Denmark for office space that expires in October 2021. In June 2020, the Company amended the related lease agreement to include an additional 1,300 square feet of office space. The Company also has a lease agreement for office space in London, United Kingdom, that expires August 2022 and has a renewal option and a lease agreement for office space in Gothenburg, Sweden, that expires in September 2022. The Company had an operating lease in London, United Kingdom for office space that expired in August 2020 and an operating lease in Quebec, Canada for office space that expired in July 2020.

Quantitative information regarding the Company’s leases for the years ended December 31, 2020 and 2019 is as follows (in thousands):

	Year Ended December 31,
Lease Cost:	2020	2019
Operating lease cost	$213	$129

Other Information:
Operating cash flows paid for amounts included in the measurement of lease liabilities	$213	$129
Operating lease liabilities arising from obtaining right-of-use assets	$713	$391
Weighted average remaining lease term (years)	2.8	4.2
Weighted average discount rate	8.0%	8.0%

As most of the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date.

Future lease payments under noncancelable leases are as follows at December 31, 2020 (in thousands):

Future Lease Payments	Operating Leases
2021	$434
2022	325
2023	145
2024	121
2025	—
Total lease payments	1,025
Less: imputed interest	(110)
Total lease liabilities	$915

The Company is proceeding with the option to renew its corporate headquarters in Copenhagen, Denmark for office space. The renewal option will expire in October 2024 and additional lease payments of $288,000 are included in the future lease payments above. In January 2021, the Company entered into an operating lease agreement in Stevenage, United Kingdom, for laboratory space. The lease agreement has a three-year term, which expires in January 2024 and has a renewal option. The total lease payments due during the term of the lease are $179,000 and are not included in the future lease payments above.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Employee compensation costs	$1,031	$113
Contract research and development costs	967	3,493
Lease liabilities	374	87
Costs related to the Purchase of PharmAkea	—	838
Other liabilities	343	67
Total accrued expenses and other current liabilities	$2,715	$4,598

8. COMMITMENTS AND CONTINGENCIES

Lease commitments

The Company’s commitments related to lease agreements are disclosed in Note 6.

Legal proceedings

From time to time, the Company may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the years ended December 31, 2020 and 2019, and, to its knowledge, no material legal proceedings are currently pending or threatened.

Indemnification agreements

The Company, as permitted under Delaware law and in accordance with its certification of incorporation and bylaws and pursuant to indemnification agreements with certain of its officers and directors, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, which the officer or director is or was serving at the Company’s request in such capacity.

The Company enters into certain types of contracts that contingently requires the Company to indemnify various parties against claims from third parties. These contracts primarily relate to (i) the Company’s bylaws, under which the Company must indemnify directors and executive officers, and may indemnify other officers and employees, for liabilities arising out of their relationship, (ii) contracts under which the Company must indemnify directors and certain officers and consultants for liabilities arising out of their relationship, and (iii) procurement, service or license agreements under which the Company may be required to indemnify vendors, service providers or licensees for certain claims, including claims that may be brought against them arising from the Company’s acts or omissions with respect to the Company’s products, technology, intellectual property or services.

From time to time, the Company may receive indemnification claims under these contracts in the normal course of business. In the event that one or more of these matters were to result in a claim against the Company, an adverse outcome, including a judgment or settlement, may cause a material adverse effect on the Company’s future business, operating results or financial condition. It is not possible to estimate the maximum amount potentially payable under these contracts since the Company has no history of prior indemnification claims and the unique facts and circumstances involved in each particular claim will be determinative.

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

The sale and issuance of the Series C-4 preferred stock and Series C-5 preferred were committed to in December 2019 and are included in the consolidated balance sheet as of December 31, 2019 with a corresponding $39.7 million receivable for the proceeds included within current assets in the consolidated balance sheet as of December 31, 2019. The issuance of additional Series C-3 preferred stock with respect to the Purchase of PharmAkea stemming from the sale and issuance of the Series C-4 preferred stock and Series C-5 preferred stock is also included in the consolidated balance sheet as of December 31, 2019 and comprises an element of the purchase price for the Purchase. The $39.7 million proceeds were received, and shares issued in January 2020.

In September 2020, the Company sold and issued 2,368,118 shares of Series D preferred stock for gross proceeds of $64.2 million, or $61.4 million net of $2.8 million in issuance costs. The Series D preferred stock ranked on-par with the Company’s Series C preferred stock with respect to dividends and in liquidation as disclosed in Note 9 to the Company’s annual consolidated financial statements for the years ended December 31, 2019 and 2018 included in the final prospectus for the Company’s IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 30, 2020.

Immediately prior to consummation of the IPO, all outstanding shares of the Company’s Series B, Series C and Series D convertible preferred stock were converted into 18,658,643 shares of common stock.

10. STOCKHOLDERS’ EQUITY

Common and preferred stock

In October 2020, the Company completed its IPO selling an aggregate of 6,342,207 shares of common stock at $15.00 per share, which included 675,540 shares that represented the partial exercise in November 2020 of an option to purchase additional shares granted to the underwriters in connection with the IPO. The offering resulted in $86.3 million of net proceeds to the Company, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. Upon the closing of the Company’s IPO, the Company filed an amended and restated certificate of incorporation, which authorized the Company to issue 300,000,000 shares of common stock and 10,000,000 shares of preferred stock, which shares of preferred stock are currently undesignated. The Company had 25,261,832 common shares outstanding at December 31, 2020.

The Company had 5,350,404 common shares authorized, of which 259,966 shares were issued and outstanding at December 31, 2019. Common stockholders are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings. Common stockholders are entitled to receive dividends, if and when declared by the Board. No dividends have been declared or paid by the Company through December 31, 2020.

11. EQUITY-BASED COMPENSATION

Employee equity plan

In March 2020, the Company replaced the 2013 Option Program, or (“2013 Plan”), with its 2020 Stock Option and Grant Plan, or (“2020 Plan”). The 2020 Plan initially allowed the Company to award up to 1,740,325 options and the 304,142 outstanding options granted under the 2013 Plan were transferred to the 2020 Plan. Each vested option will entitle the option holder to purchase a single common share in the Company. Holders of stock options shall be entitled to exercise the vested portion of the stock option during the time period as determined by the Board, provided that a qualified exit, as defined in the 2020 Plan, has occurred. If a qualified exit, as defined in the 2020 Plan, occurs then all of the holders unvested options shall vest immediately. Options that are not exercised during the exercise period will automatically be forfeited. Stock options generally vest over a three-year or four-year period and expire ten years from the grant date.

In October 2020, the Board approved the 2020 Equity Incentive Plan or (“2020 Equity Plan”). The 2020 Equity Plan allowed the Company to award up to 1,625,858 options and the 2,512,427 outstanding options granted under the 2020 Plan were transferred to the 2020 Equity Plan and no further options were available to be issued under the 2020 Plan. The 2020 Equity Plan will cumulatively increase by 5 percent of the number of shares of common stock issued and outstanding on January 1st each year. At December 31, 2020, the Company had 1,598,858 options available for future grant under the 2020 Plan.

The following table sets forth the activity for the Company’s stock options during the periods presented:

	Number of Options	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2018	304,142	$5.58	—	—
Granted	—	—	—	—
Outstanding at December 31, 2019	304,142	5.58	—	—
Granted	2,235,285	4.67	—	—
Exercised	(1,016)	1.95	—	$5,842
Outstanding at December 31, 2020	2,538,411	$4.67	8.8	$20,009,769
Vested and expected to vest at December 31, 2020	2,234,269	$4.57	9.5	$17,845,220
Exercisable at December 31, 2020	695,373	$3.48	6.6	$6,282,748

The weighted-average grant date fair value of all stock options granted during the year ended December 31, 2020 was $3.35. No options were granted during the year ended December 31, 2019. The intrinsic value at December 31, 2020 is based on the closing price of the Company’s common stock on that date of $12.51 per share

Equity-based compensation

The Company recorded stock-based compensation expense of $1.0 million related to the issuance of stock options during the year ended December 31, 2020, which $0.6 million was recorded as general and administrative expense and $0.4 million was recorded as research and development expense. The fair value of stock options vested during the year ended December 31, 2020 was $0.3 million. At December 31, 2020, there was $6.5 million of unrecognized stock-based compensation expense relating to stock options granted pursuant to the 2020 Equity Plan, which will be recognized over the weighted-average remaining vesting period of 3.5 years.

The fair values of the options granted were estimated based on the Black-Scholes model, using the following assumptions:

2020
Risk-free interest rate	0.4%
Expected term (in years)	5.8
Expected volatility	90.1%
Expected dividend yield	0%

12. INCOME TAXES

The Company had no income tax expense or benefit for the years ended December 31, 2020 and 2019. The Company has incurred net operating losses for all the periods presented. The Company has not reflected the benefit of any such net operating loss carryforwards in the accompanying financial statements. As of December 31, 2019, the domicile of the reporting entity has changed from Denmark to the United States resulting in a tax rate of 21% in 2020 and 2019. This is discussed further below.

The components of net loss are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Domestic	$(7,544)	$(16,788)
Foreign	(27,293)	(19,719)
Total	$(34,837)	$(36,507)

Reconciliation of Effective Tax Rate

The effective tax rate for the years ended December 31, 2020 and 2019 is different from the statutory rate primarily due to the valuation allowance against deferred tax assets as a result of insufficient sources of income. The reconciliation of the statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019
Income tax benefit at the statutory rate	21.0%	21.0%
State income taxes	2.9	0.7
Permanent differences	2.5	0.7
Research and development tax credits	2.3	(1.8)
Foreign rate differential	0.8	0.6
Purchased in-process research and development	—	(9.7)
Other	—	0.2
Change in valuation allowance	(29.5)	(11.0)
Total	—%	—%

Deferred taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of the Company’s deferred tax assets consisted of the following (in thousands):

	December 31,
Deferred tax assets:	2020	2019
Net operating loss carryforwards	$18,471	$8,980
Research and development credits	2,828	2,019
Bonus compensation	322	156
Total deferred tax assets	$21,621	$11,155
Valuation allowance	(21,621)	(11,155)
Net deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The Company regularly assesses the likelihood that the deferred tax assets will be recovered from future taxable income. The Company considers projected future taxable income and ongoing tax planning strategies, then records a valuation allowance to reduce the carrying value of the net deferred taxes to an amount that is more-likely-than-not able to be realized. Based upon the Company’s assessment of all available evidence, including the previous three years of taxable income and loss after permanent items, estimates of future profitability, and the Company’s overall prospects of future business, the Company determined that it is more-likely-than-not that the Company will not be able to realize a portion of the deferred tax assets in the future.

The Company will continue to assess the potential realization of deferred tax assets on an annual basis, or an interim basis if circumstances warrant. If the Company’s actual results and updated projections vary significantly from the projections used as a basis for this determination, the Company may need to change the valuation allowance against the gross deferred tax assets. On the basis of this evaluation, a full valuation allowance at December 31, 2020 and December 31, 2019 was recorded of $21.6 million and $11.2 million respectively to reduce the net deferred tax assets to their estimated realizable value. The change in valuation allowance was $10.4 million.

The Company is subject to taxation in the United States, Denmark and Sweden. As of December 31, 2020, tax years 2016 and forward were generally open to examination by the Danish tax authorities and tax year 2019 and forward was open to examination by the United States tax authorities. The Company is not under examination by any taxing authorities.

As of December 31, 2020, the Company had gross U.S. federal net operating losses, or NOLs, of $11.5 million and federal research and development credits, or R&D credits, of $1.2 million to offset tax liabilities. The federal NOLs and federal R&D credit carryforwards begin to expire in 2036 and 2033, respectively. Of the federal NOLs, $11.4 million have an infinite life. The Company also had gross state NOLs of $18.6 million and state R&D credits of $1.1 million which are available to offset state tax liabilities. The state NOLs begin to expire in 2036 and the state tax R&D credits have an indefinite life. The Company also had NOLs in Denmark of $67.3 million which have an indefinite life. Federal and state NOLs and R&D credit carryforwards are also subject to annual limitations in the event that cumulative changes in the ownership interests of significant stockholders exceed 50% over a three-year period, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986. The Company has not completed an analysis to determine if the NOLs and R&D credits are limited due to a change in ownership.

The Company recognizes accrued interest related to unrecognized tax benefits and penalties as income tax expense. The Company does not have any material unrecognized tax benefits which would affect the effective tax rate if recognized. The Company does not have any unrecognized tax benefits which would reverse within the next twelve months.

The Company is eligible for the Danish enhanced research and development tax allowance, providing for an increase in the deductible value of the amount of certain R&D expenditures. The deduction for R&D expenditures is set at 101.5% for 2019, 130% for 2020 through 2021, 108% for 2022 through 2025 and 110% for 2026.

13. NET LOSS PER SHARE

Basic and diluted net loss per share is calculated as follows (in thousands except share and per share amounts):

	Year Ended December 31,
	2020	2019
Net loss	$(34,837)	$(36,507)
Cumulative dividends on convertible preferred stock	—	(5,560)
Net loss attributable to common stockholders	$(34,837)	$(42,067)
Net loss per common share, basic and diluted	$(7.62)	$(161.82)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	4,572,702	259,966

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	Year Ended December 31,
	2020	2019
Convertible preferred stock	—	4,809,124
Stock options to purchase common stock	2,538,411	304,142

14. RELATED PARTY TRANACTIONS

During the year ended December 31, 2020 and 2019, the Company had no material related party transactions.

15. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date on which the consolidated financial statements were issued. The Company has concluded that no subsequent events have occurred that require disclosure to the consolidated financial statements.