Form 10-Q
period 2021-03-31
Galecto, Inc.
filed 2021-05-04
CIK 1800315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 29, 2021, the registrant had 25,261,832 shares of common stock, $0.00001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing,” “goal,” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements regarding:

•

the success, cost and timing of our product development activities and planned initiation and completion of clinical trials of our lead product candidate, GB0139, including our ability to enroll patients in our ongoing Phase 2b clinical trial of GB0139 at anticipated rates and our ability to complete such trial with fewer dosage groups, as well as our other current product candidates and any future product candidates;

•

our ability to modify the protocol of our Phase 2b clinical trial of GB0139 to the satisfaction of the U.S. Food and Drug Administration, or FDA, or other regulatory agencies based on the interim unblinded analysis of the data conducted by a data safety monitoring board

•	the success, cost and timing of our product development activities and planned initiation and completion of our clinical trials;
•	our need to raise additional funding before we can expect to generate any revenues from product sales;
•

our ability to obtain regulatory approval for our current or future product candidates that we may identify or develop, including our expectation that the FDA or other regulatory agencies would agree with our belief that our Phase 2b clinical trial of GB0139 is registrational;

•	our ability to ensure adequate supply of our current or future product candidates;
•	our ability to maintain third-party relationships necessary to conduct our business;
•	our heavy dependence upon the success of our research to generate and advance additional product candidates;
•	our ability to establish an adequate safety or efficacy profile for our current or future product candidates that we may pursue;
•	the implementation of our strategic plans for our business, our current or future product candidates we may develop and our technology;
•	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•	the rate and degree of market acceptance and clinical utility for our current or future product candidates we may develop;
•	our estimates about the size of our market opportunity;
•	our ability to use the capital we have raised in ways that increase the value of your investment;
•	our expectations related to the use the capital we have raised, and estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•	our ability to maintain and establish collaborations;
•	our financial performance and liquidity;
•	our ability to effectively manage our potential growth;
•	developments relating to our competitors and our industry, including the impact of government regulation;
•	our ability to retain the continued service of our key professionals and consultants and to identify, hire and retain additional qualified professionals;
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

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, the reasons described elsewhere in this Quarterly Report on Form 10-Q and those set forth in Part I, Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current view with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, industry, and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

ii

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GALECTO, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2021	2020
Assets	(unaudited)
Current assets
Cash and cash equivalents	$74,253	$163,582
Marketable securities	36,081	—
Prepaid expenses and other current assets	6,568	5,713
Total current assets	116,902	169,295
Marketable securities, long-term	38,576	—
Other assets, noncurrent	1,116	1,162
Operating lease right-of-use asset	933	885
Property and equipment, net	63	—
Tax credit receivable, noncurrent	868	—
Restricted cash	197	254
Total assets	$158,655	$171,596
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,782	$2,851
Accrued expenses and other current liabilities	3,758	2,715
Total current liabilities	5,540	5,566
Operating lease liabilities, noncurrent	544	541
Total liabilities	6,084	6,107
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized at March 31, 2021 and December 31, 2020; no shares issued or outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, par value of $0.00001 per share; 300,000,000 shares authorized at March 31, 2021 and December 31, 2020; 25,261,832 shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Additional paid-in capital	270,206	269,175
Accumulated deficit	(117,705)	(104,360)
Accumulated other comprehensive income (loss)	70	674
Total stockholders’ equity	152,571	165,489
Total liabilities and stockholders' equity	$158,655	$171,596

See accompanying notes to the condensed consolidated financial statements.

Galecto, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating expenses
Research and development	$9,990	$4,707
General and administrative	3,562	1,123
Total operating expenses	13,552	5,830
Loss from operations	(13,552)	(5,830)
Other income (expense), net
Interest income, net	39	—
Foreign exchange transaction gain, net	168	156
Total other income (expense), net	207	156
Net loss	(13,345)	(5,674)
Net loss per common share, basic and diluted	$(0.53)	$(21.83)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	25,261,832	259,966
Other comprehensive loss
Net loss	(13,345)	(5,674)
Currency translation loss	(524)	(210)
Unrealized loss on marketable securities	(80)	—
Total comprehensive loss	$(13,949)	$(5,884)

See accompanying notes to the condensed consolidated financial statements.

Galecto, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2019	684,068	$13,414	4,125,056	$106,205	259,966	—	$826	$(69,523)	$(2,451)	$(71,148)
Currency translation loss	—	—	—	—	—	—	—	—	(210)	(210)
Net loss	—	—	—	—	—	—	—	(5,674)	—	(5,674)
Balance at March 31, 2020	684,068	$13,414	4,125,056	$106,205	259,966	$—	$826	$(75,197)	$(2,661)	$(77,032)

Balance at December 31, 2020	—	—	—	—	25,261,832	$—	$269,175	$(104,360)	$674	$165,489
Stock-based compensation expense	—	—	—	—	—	—	1,031	—	—	1,031
Currency translation loss	—	—	—	—	—	—	—	—	(524)	(524)
Net unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(80)	(80)
Net loss	—	—	—	—	—	—	—	(13,345)	—	(13,345)
Balance at March 31, 2021	—	$—	—	$—	25,261,832	$—	$270,206	$(117,705)	$70	$152,571

See accompanying notes to the condensed consolidated financial statements.

GALECTO, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(13,345)	$(5,674)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	2	—
Stock-based compensation	1,031	—
Non-cash interest expense	(92)	—
Amortization of right of use lease asset	97	25
Accretion of lease liability	19	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(855)	309
Accounts payable	(1,069)	(1,717)
Accrued expenses and other current liabilities	1,002	(890)
Other assets, noncurrent	(822)	—
Operating lease liabilities	(119)	(31)
Net cash used in operating activities	(14,151)	(7,978)
Cash flows from investing activities:
Purchases of marketable securities	(74,566)	—
Purchases of property and equipment	(65)	—
Net cash used in investing activities	(74,631)	—
Cash flows from financing activities:
Proceeds from issuance of Series C preferred stock, net	—	39,668
Net cash provided by financing activities	—	39,668
Net increase (decrease) in cash, cash equivalents and restricted cash	(88,782)	31,690
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(604)	(210)
Cash, cash equivalents and restricted cash, beginning of period	163,836	11,525
Cash, cash equivalents and restricted cash, end of period	$74,450	$43,005
Components of cash, cash equivalents and restricted cash
Cash and cash equivalents	74,253	42,779
Restricted cash	197	226
Total cash, cash equivalents and restricted cash	$74,450	$43,005
Supplemental disclosures of cash flow information:
Cash paid for taxes	$38	$—
Supplemental disclosures of noncash activities:
Operating lease liabilities arising from obtaining right-of-use assets	$161	$—

See accompanying notes to the condensed consolidated financial statements.

GALECTO, INC.

Notes to the Consolidated Financial Statements

(Unaudited)

1. DESCRIPTION OF BUSINESS, ORGANIZATION AND LIQUIDITY

Business and Organization

Galecto, Inc., together with its consolidated subsidiaries, or the Company or Galecto, is a clinical-stage biotechnology company developing therapeutics that are designed to target the biological processes that lie at the heart of fibrosis and impact a broad range of fibrotic and related diseases, including cancer. The Company’s initial focus is on the development of small-molecule inhibitors of galectin-3 and lysyl oxidase-like 2, or LOXL2, which play key roles in regulating fibrosis and cancer.

As of March 31, 2021, the Company’s wholly owned subsidiaries were PharmAkea, Inc. or PharmAkea, Galecto Securities Corporation and Galecto Biotech AB, a Swedish company. Galecto Biotech ApS, a Danish operating company, was Galecto Biotech AB’s wholly owned subsidiary.

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

Liquidity and management plans

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

The accompanying interim condensed consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020, and related interim information contained within the notes to the condensed consolidated financial statements, are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of March 31, 2021, results of operations, statement of convertible preferred stock and stockholders’ equity and its cash flows for the three months ended March 31, 2021 and 2020. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 29, 2021. The results for the three months ended March 31, 2021 are not necessarily indicative of the results expected for the full fiscal year or any interim period. All intercompany balances and transactions have been eliminated.

Since inception, the Company has devoted substantially all its efforts to business planning, research and development,

recruiting management and technical staff and raising capital and has financed its operations primarily through the issuance of redeemable convertible preferred shares, debt financings and, most recently, the Company’s initial public offering, or IPO.

As of March 31, 2021, the Company had an accumulated deficit of $117.7 million, from recurring losses since inception in 2011. The Company has incurred recurring losses and has no sales as no products have obtained the necessary regulatory approval in order to market products. The Company expects to continue to incur losses as a result of costs and expenses related to the Company’s clinical development and corporate general and administrative activities. The Company had negative cash flows from operating activities during the three months ended March 31, 2021 and 2020 of $14.2 million and $8.0 million, respectively, and current projections indicate that the Company will have continued negative cash flows for the foreseeable future as it continues to develop its product candidates. Net losses incurred for the three months ended March 31, 2021 and 2020 amounted to $13.3 million and $5.7 million, respectively.

At March 31, 2021, the Company’s cash, cash equivalents and marketable securities amounted to $148.9 million and current assets amounted to $116.9 million and current liabilities amounted to $5.5 million. At December 31, 2020, the Company’s cash and cash equivalents amounted to $163.6 million, current assets amounted to $169.3 million and current liabilities amounted to $5.6 million.

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

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act, or CARES Act. The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions include removing certain limitations on the utilization of net operating losses, increasing the loss carryback period for certain losses to five years, increasing the ability to deduct interest expense, and deferring social security payments, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act of 2017. The Company does not believe the CARES Act will have a material impact on its financial position and results of operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Other than noted below, there have been no changes to the significant accounting policies as disclosed in Note 2 to the Company’s annual consolidated financial statements for the year ended December 31, 2020 included in the Annual Report on Form 10-K filed with the SEC on March 29, 2021.

Investments in Marketable Securities

The Company invests excess cash balances in short-term and long-term marketable debt securities. The Company classifies investments in marketable debt securities as either held-to-maturity or available-for-sale based on facts and circumstances present at the time of purchase and re-evaluates classification at each balance sheet date. All investments in marketable debt securities at each balance sheet date presented, are generally considered as available-for-sale. Marketable debt securities with maturities of twelve months or less are classified as short-term investments and marketable debt securities with maturities greater than twelve months are classified based on their availability for use in current operations. The Company reports available-for-sale debt securities at fair value at each balance sheet date and includes any unrealized holding gains and losses (the adjustment to fair value), net of applicable taxes, in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses are determined using the specific identification method and are included in other income (expense). If any adjustment to fair value reflects a decline in the value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other than temporary,” including the intention to sell and, if so, marks the investment to market through a charge to the Company’s condensed consolidated statements of operations and comprehensive loss.

Property and Equipment, Net

Property and equipment are recorded at cost. Costs associated with maintenance and repairs are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives:

Asset Category	Useful Life
Equipment	5-7 years
Furniture and fixtures	5 years
Leasehold improvements	Lesser of 10 years or the remaining term of the respective lease

Recently issued accounting standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The ASU 2016-13 guidance became effective as of January 1, 2020, and must be adopted using a modified retrospective approach, with certain exceptions. This guidance is effective for public business entities that meet the definition of a Securities and Exchange Commission filer, excluding eligible smaller reporting companies for fiscal years beginning after December 15, 2019. For all other entities, including emerging growth companies, it is effective for fiscal years beginning after December 15, 2022. The Company has not yet adopted ASU 2016-13 and is currently assessing the potential impact of adopting ASU 2016-13 on its financial statements and financial statement disclosures.

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

3. INVESTMENTS

Cash in excess of the Company’s immediate requirements is invested in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

The following table summarizes the Company’s interest-bearing investments, by category, as of March 31, 2021 (in thousands):

March 31,
Investments - Current:	2021
Debt securities - available-for-sale	$36,081
Total	$36,081
Investments - Noncurrent:
Debt securities - available-for-sale	$38,576
Total	$38,576

A summary of the Company’s available-for-sale investments as of March 31, 2021 consisted of the following (in thousands):

	At March 31, 2021
	Cost	Gross Unrealized	Gross Unrealized	Fair
Investments - Current:	Basis	Gains	Losses	Value
Corporate bonds	$36,097	$—	$(16)	$36,081
Total	$36,097	$—	$(16)	$36,081
Investments - Noncurrent:
Corporate bonds	$38,640	$—	$(64)	$38,576
Total	$38,640	$—	$(64)	$38,576

The amortized cost and fair value of the Company’s available-for-sale investments, by contract maturity, as of March 31, 2021 consisted of the following (in thousands):

	Amortized	Fair
	Cost	Value
Due in one year or less	$36,097	$36,081
Due after one year through five years	38,640	38,576
Total	$74,737	$74,657

The Company had no marketable securities as of December 31, 2020.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment as of March 31, 2021 consisted of the following (in thousands):

March 31,
2021
Equipment	$65
Total property and equipment	65
Less: accumulated depreciation	(2)
Property and equipment, net	$63

Depreciation expense for the three months ended March 31, 2021 was $2,000. The Company had no property and equipment as of December 31, 2020.

5. FAIR VALUE MEASUREMENTS

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

The Company classified its money market funds within Level 1 because their fair values are based on their quoted market prices. The Company classified its debt securities within Level 2 because their fair values are determined using alternative pricing sources or models that utilized market observable inputs.

A summary of the assets that are measured at fair value as of March 31, 2021 and December 31, 2020 is as follows (in thousands):

	Fair Value Measurement at March 31, 2021
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$66,637	$66,637	$—	$—
Debt securities	74,657	—	74,657	—
Total	$141,294	$66,637	$74,657	$—

	Fair Value Measurement at December 31, 2020
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$142,904	142,904	—	—
Total	$142,904	$142,904	$—	$—
(1)

Money market funds with maturities of 90 days or less at the date of purchase are included within cash and cash equivalents in the accompanying condensed consolidated balance sheets and are recognized at fair value.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Contract research and development costs	$3,792	$1,620
Prepaid insurance costs	1,166	1,642
Research and development tax credit receivable	868	1,808
Value-added tax refund receivable	310	401
Other	432	242
Total prepaid expenses and other current assets	$6,568	$5,713

7. LEASES

The Company is party to four operating leases for office and laboratory space. The Company’s finance leases are immaterial both individually and in the aggregate. The Company has elected to apply the short-term lease exception to all leases of one year or less. Rent expense for the three months ended March 31, 2021 and 2020 was $98,000 and $42,000, respectively.

The Company has an operating lease for its corporate headquarters in Copenhagen, Denmark for office space that expires in October 2021 and has a renewal option which expires in October 2024. In June 2020, the Company amended the related lease agreement to include an additional 1,300 square feet of office space. The Company also has a lease agreement for office space in London, United Kingdom, that expires August 2022 and has a renewal option and a lease agreement for office space in Gothenburg, Sweden, that expires in September 2022. In January 2021, the Company entered into an operating lease agreement in Stevenage, United Kingdom, for laboratory space.

Quantitative information regarding the Company’s leases for the three months ended March 31, 2021 and 2020 is as follows:

	March 31,
Lease Cost	2021	2020
Operating lease cost (in thousands)	$119	$31
Other Information
Operating cash flows paid for amounts included in the measurement of lease liabilities (in thousands)	$119	$31
Operating lease liabilities arising from obtaining right-of-use assets (in thousands)	$161	$—
Weighted average remaining lease term (years)	2.6	4.2
Weighted average discount rate	8.0%	8.0%

As most of the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

Future lease payments under noncancelable leases are as follows at March 31, 2021 (in thousands):

Operating
Future Lease Payments	Leases
2021 (excluding the period ended March 31, 2021)	$370
2022	380
2023	200
2024	116
2025	—
Total lease payments	1,066
Less: imputed interest	(107)
Total lease liabilities	$959

In April 2021, the Company entered into an operating lease agreement for its corporate headquarters in Copenhagen, Denmark, for office space, which will supersede the Company’s existing lease agreement. The lease agreement expires in January 2025 and additional lease payments of $286,000 are not included in the future lease payments above.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Contract research and development costs	$1,982	$967
Employee compensation costs	904	1,031
Lease liabilities	415	374
Other liabilities	457	343
Total accrued expenses and other current liabilities	$3,758	$2,715

9. COMMITMENTS AND CONTINGENCIES

The Company’s commitments and contingencies are disclosed in Note 8 of the audited consolidated financial statements as of and for the year ended December 31, 2020, filed with the SEC on March 29, 2021. There have been no material changes to the Company’s commitments and contingencies since the date of such financial statements. Further, the Company’s commitments related to lease agreements are disclosed in Note 7 to our unaudited interim condensed consolidated financial statements.

10. STOCK-BASED COMPENSATION

Employee equity plan

In March 2020, the Company replaced the 2013 Option Program, or (“2013 Plan”), with its 2020 Stock Option and Grant Plan, or (“2020 Plan”). The 2020 Plan initially allowed the Company to award up to 1,740,325 options and the 304,142 outstanding options granted under the 2013 Plan were transferred to the 2020 Plan. Each vested option will entitle the option holder to purchase a single common share in the Company. Holders of stock options shall be entitled to exercise the vested portion of the stock option during the time period as determined by the Board, provided that a qualified exit, as defined in the 2020 Plan, has occurred. If a qualified exit, as defined in the 2020 Plan, occurs then all of the holders unvested options shall vest immediately. Options that are not exercised during the exercise period will automatically be forfeited. Stock options generally vest over a three-year or four-year period and expire ten years from the grant date. In September 2020, the Company allowed an addition 839,494 options to be awarded under the 2020 Plan.

In October 2020, the Board approved the 2020 Equity Incentive Plan or (“2020 Equity Plan”). The 2020 Equity Plan allowed the Company to award up to 1,625,858 options and the 2,512,427 outstanding options granted under the 2020 Plan were transferred to the 2020 Equity Plan and no further options were available to be issued under the 2020 Plan. The 2020 Equity Plan will cumulatively increase by 5 percent of the number of shares of common stock issued and outstanding on January 1st each year. At March 31, 2021, the Company had 1,925,949 options available for future grant under the 2020 Equity Plan.

The following table sets forth the activity for the Company’s stock options during the periods presented:

	Number of Options	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2019	304,142	$5.58	—	—
Granted	2,235,285	4.67	—	—
Exercised	(1,016)	1.95	—	—
Outstanding at December 31, 2020	2,538,411	$4.67	8.8	$20,009,769
Granted	936,000	12.89	—	—
Outstanding at March 31, 2021	3,474,411	$6.88	8.9	$5,392,883
Vested and expected to vest at March 31, 2021	3,170,269	$7.03	9.4	$5,185,488
Exercisable at March 31, 2021	800,778	$3.38	6.7	$2,227,144

The weighted-average grant date fair value of all stock options granted for the three months ended March 31, 2021 was $9.52. The intrinsic value at March 31, 2021 was based on the closing price of the Company’s common stock on that date of $6.08 per share.

Stock-based compensation

The grant date fair value of stock options vested during the three months ended March 31, 2021 was $0.2 million. Total unrecognized compensation expense related to unvested options granted under the Company’s stock-based compensation plan was $14.4 million at March 31, 2021, which is expected to be recognized over a weighted average period of 3.5 years. The Company recorded stock-based compensation expense related to the issuance of stock as follows (in thousands):

Three Months Ended March 31,
2021
Research and development	$407
General and administrative	624
Total stock-based compensation	$1,031

There was no stock-based compensation expense during the three months ended March 31, 2020.

The fair values of the options granted were estimated based on the Black-Scholes model, using the following assumptions:

Three Months Ended
March 31,
2021
Risk-free interest rate	0.5%
Expected term (in years)	6.1
Expected volatility	90.5%
Expected dividend yield	—

11. NET LOSS PER SHARE

Basic and diluted net loss per share is calculated as follows (in thousands except share and per share amounts):

	March 31,
	2021	2020
Net loss	$(13,345)	$(5,674)
Net loss per common share, basic and diluted	$(0.53)	$(21.83)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	25,261,832	259,966

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	March 31,
	2021	2020
Stock options to purchase common stock	3,474,411	304,142

12. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date on which the unaudited interim condensed consolidated financial statements were issued. The Company has concluded that no subsequent events have occurred that require disclosure to the unaudited interim condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto for the year ended December 31, 2020,and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the United States Securities and Exchange Commission, or the SEC, on March 29, 2021.

This report contains forward-looking statements that are being made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, or PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA. Forward-looking statements involve risks and uncertainties. In this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements.

Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements. We caution our readers that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those expressed or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q.

We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

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

Our lead product candidate is in Phase 2b clinical development and our other product candidates and research initiatives are in early stages of clinical and preclinical development. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our operations to date have been financed primarily from our initial public offering, or IPO, the issuance of convertible preferred shares and convertible notes. Since inception, we have had significant operating losses. Our net loss was $13.3 million and $5.7 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $117.7 million and $148.9 million in cash, cash equivalents and marketable securities.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities of $148.9 million as of March 31, 2021, will be sufficient to continue funding our development activities into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.

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

Despite our implementation of such measures, the actual and perceived impact of the COVID-19 pandemic is changing daily, and its ultimate effect on us cannot be predicted. To date, the COVID-19 pandemic has caused delays in certain of our studies, including (i) recruitment of our ongoing Phase 2b trial of GB0139 in idiopathic pulmonary fibrosis, or IPF, patients which has resulted in certain trial protocol amendments and increased costs and (ii) initiation of our planned clinical trials of GB1211 and GB2064. We cannot assure you that we will not experience additional negative impacts associated with COVID-19, which could be significant. The COVID-19 pandemic may negatively impact our business, financial condition and results of operations by decreasing or delaying the enrollment of patients in our clinical trials or otherwise causing interruptions or delays in our programs and services. See “Risk Factors—Risks Related to Managing Our Business and Operations—The global pandemic of the novel coronavirus disease, COVID-19, has, and may continue to, adversely impact our business, including our preclinical studies and clinical trials” for more information regarding the potential impact of COVID-19 on our business and operations.

Components of Operating Results

Operating Expenses

Our operating expenses since inception have consisted primarily of research and development expenses and general and administrative costs.

Research and Development

Our research and development expenses consist primarily of costs incurred for the development of our product candidates and our drug discovery efforts, which include:

•	personnel costs, which include salaries, benefits and stock-based compensation expense;
•	expenses incurred under agreements with consultants, and third-party contract organizations that conduct research and development activities on our behalf;
•	costs related to sponsored research service agreements;
•	costs related to production of preclinical and clinical materials, including fees paid to contract manufacturers;
•	laboratory and vendor expenses related to the execution of preclinical studies and planned clinical trials;
•	laboratory supplies and equipment used for internal research and development activities; and
•	acquired in-process research and development programs.

We expense all research and development costs in the periods in which they are incurred, including for acquired in-process research and development. Costs for certain research and development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and third-party service providers.

From time to time, we obtain grants from public and private funds for our research and development projects. The grant income for a given period is recognized as a cost reimbursement and is typically based on the time and the costs that we have spent on the specific project during that period. We have no grant income for the period ended March 31, 2021 and 2020.

We have historically met the requirements to receive a tax credit in Denmark of up to $0.9 million per year for losses resulting from research and development costs of up to approximately $4.0 million per year. The tax credit is reported as a reduction to research and development expense in the condensed consolidated statements of operations. We recorded a tax credit of $0.9 million and $0.8 million for the period ended March 31, 2021 and 2020, respectively.

Our direct research and development expenses are not currently tracked on a program-by-program basis. We use our personnel and infrastructure resources across multiple research and development programs directed toward identifying and developing product candidates. The majority of our clinical spending in the three months ended March 31, 2021 and 2020 was on GB0139.

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
•

acceptance by the FDA, regulatory authorities in Europe, Medicines and Healthcare products Regulatory Agency, or MHRA, Health Canada or other regulatory agencies of the IND applications, clinical trial applications and/or other regulatory filings for GB0139, our other current product candidates and any future product candidates;

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs, depreciation expense and other expenses for outside professional services, including legal, human resources, audit and accounting services and facility-related fees not otherwise included in research and development expenses. Personnel costs consist of salaries, benefits and stock-based compensation expense, for our personnel in executive, finance and accounting, business operations and other administrative functions. We expect our general and administrative expenses to increase over the next several years to support our continued research and development activities, manufacturing activities, increased costs of expanding our operations and operating as a public company. These increases will likely include increases related to the hiring of additional personnel and legal, regulatory and other fees and services associated with maintaining compliance with Nasdaq listing rules and SEC requirements, director and officer insurance premiums and investor relations costs associated with being a public company.

Other Income (Expense), Net

Our other income (expense), net is comprised of:

•	Interest income: The interest income earned on our cash, cash equivalents, restricted cash and marketable securities are recorded in our statements of operations.
•

Foreign exchange: The functional currency of our subsidiaries in Denmark and Sweden is the Euro. Transactions denominated in currencies other than the Euro result in exchange gains and losses that are recorded in our statements of operations.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following sets forth our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,		Change
	2021	2020	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$9,990	$4,707	$5,283	112.2%
General and administrative	3,562	1,123	2,439	217.2%
Total operating expenses	$13,552	$5,830	$7,722	132.5%
Loss from operations	(13,552)	(5,830)	(7,722)	132.5%
Other income (expense), net	207	156	51	-306.0%
Net loss	$(13,345)	$(5,674)	$(7,671)	135.2%

Research and development expenses

Research and development expenses were comprised of:

	Three Months Ended
	March 31,
	2021	2020	Change
	(in thousands)
Preclinical studies and clinical trial-related activities	$4,643	$2,331	$2,312
Chemistry, manufacturing and control	2,862	888	1,974
Personnel	1,540	714	826
Consultants and other costs	945	774	171
Total research and development expenses	$9,990	$4,707	$5,283

Research and development expenses were $10.0 million for the three months ended March 31, 2021, compared to $4.7 million for the three months ended March 31, 2020. The increase of $5.3 million was primarily related to an increase in clinical trial-related expenses of $2.3 million chemistry, manufacturing and control, or CMC, activities of $2.0 million and clinical consulting expenses of $0.2 million, as well as an increase in personnel costs of $0.4 million and non-cash stock-based compensation of $0.4 million.

General and administrative expenses

General and administrative expenses were $3.6 million for the three months ended March 31, 2021, compared to $1.1 million for the three months ended March 31, 2020. The increase of $2.5 million was primarily related to an increase in consultant costs of $0.6 million, insurance costs of $0.5 million and personnel costs of $0.4 million as well as non-cash stock-based compensation of $0.6 million and other general and administrative costs of $0.4 million.

Other income (expense), net

Other income (expense), net was $0.2 million for both the three months ended March 31, 2021 and 2020.

Liquidity and Capital Resources

Sources of Liquidity

Our operations to date have been financed primarily through our recent IPO, the issuance of convertible preferred shares and convertible notes. On November 2, 2020, we completed an IPO of our common stock and issued and sold 6,342,207 shares of common stock at a public offering price of $15.00 per share, including 675,540 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, resulting in net proceeds of $86.3 million after deducting underwriting discounts and commissions and estimated offering expenses. Since inception, we have had significant operating losses. Our net loss was $13.3 million and $5.7 million for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, we had an accumulated deficit of $117.7 million and $148.9 million in cash, cash equivalents and marketable securities. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(14,151)	$(7,978)
Net cash used in investing activities	(74,631)	—
Net cash provided by financing activities	—	39,668
Net increase (decrease) in cash, cash equivalents and restricted cash	$(88,782)	$31,690

Net Cash Used in Operating Activities

Cash used in operating activities of $14.2 million during the three months ended March 31, 2021 was primarily attributable to our net loss of $13.3 million together with non-cash items of $1.1 million principally with respect to stock-based compensation and a net decrease of $1.9 million in components of our working capital.

Cash used in operating activities of $8.0 million during the three months ended March 31, 2020 was primarily attributable to our net loss of $5.7 million, offset by a net decrease of $2.3 million in our working capital.

Net Cash Used in Investing Activities

Cash used in investing activities of $74.6 million during the three months ended March 31, 2021 was the result of $74.5 million for the purchase of marketable securities and $0.1 million for the purchase of property and equipment.

We had no investing activities for the three months ended March 31, 2020.

Net Cash Provided by Financing Activities

We had no financing activities for the three months ended March 31, 2021.

Cash provided by financing activities of $39.7 million for the three months ended March 31, 2020 was comprised of net proceeds from the sale and issuance of our Series C convertible preferred shares in January 2020.

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

Based upon our current operating plan, we believe that the net proceeds from our IPO, together with our existing cash, cash equivalents and marketable securities of $148.9 million as of March 31, 2021 will be sufficient to continue funding our development activities into 2024. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we raise additional capital through public or private equity offerings in the future, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the impacts of the COVID-19 pandemic;
•

the progress, costs and results of our ongoing Phase 2b clinical trial of GB0139 in IPF and our planned trials for our other product candidates, including our planned Phase 2a clinical trial for GB1211;

•	the outcome of the investigator initiated trial of GB0139 in COVID-19 and decisions to potentially pursue the indication, pending a successful study outcome;
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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited interim condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Research and Development Costs

We incur substantial expenses associated with clinical trials. Accounting for clinical trials relating to activities performed by CROs, CMOs and other external vendors requires management to exercise significant estimates in regard to the timing and accounting for these expenses. We estimate costs of research and development activities conducted by service providers, which include, the conduct of sponsored research, preclinical studies and contract manufacturing activities. The diverse nature of services being provided under CRO and other arrangements, the different compensation arrangements that exist for each type of service and the lack of timely information related to certain clinical activities complicates the estimation of accruals for services rendered by CROs, CMOs and other vendors in connection with clinical trials. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and include these costs in the accrued and other current liabilities or prepaid expenses on the balance sheets and within research and development expense on the condensed consolidated statements of operations. In estimating the duration of a clinical study, we evaluate the start-up, treatment and wrap-up periods, compensation arrangements and services rendered attributable to each clinical trial and fluctuations are regularly tested against payment plans and trial completion assumptions.

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

We acquired the right to develop and commercialize PharmAkea’s product candidate PAT-1251, which we now refer to as GB2064. GB2064 is in clinical development and has not achieved regulatory approval for marketing and absent obtaining such approval, has no alternative future use. As such, the costs of acquiring GB2064 are immediately expensed as purchased in-process research and development costs in our consolidated statements of operations.

Stock-based Compensation

We have issued stock-based compensation awards through the granting of stock options, which generally vest over a four-year period. We account for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation, or ASC 718. In accordance with ASC 718, compensation cost is measured at estimated fair value and is included as compensation expense over the vesting period during which service is provided in exchange for the award.

We use a Black-Scholes option pricing model to determine fair value of our stock options. The Black-Scholes option pricing model includes various assumptions, including the fair value of common shares, expected life of stock options, the expected volatility and the expected risk-free interest rate. These assumptions reflect our best estimates, but they involve inherent uncertainties based on market conditions generally outside our control. As a result, if other assumptions had been used, stock-based compensation cost could have been materially impacted. Furthermore, if we use different assumptions for future grants, share-based compensation cost could be materially impacted in future periods.

The fair value of our awards in the three months ended March 31, 2021 has been estimated using Black-Scholes based on the following assumptions: expected term of 6.1 years; expected volatility of 90.5%; risk-free interest rate of 0.5%; and no expectation of dividends. We did not grant any stock options in the three months ended March 31, 2020.

We will continue to use judgment in evaluating the assumptions utilized for our stock-based compensation expense calculations on a prospective basis. In addition to the assumptions used in the Black-Scholes model, the amount of stock-based compensation expense we recognize in our consolidated financial statements includes stock option forfeitures as they occurred. We recognize forfeitures as they occur, and the compensation expense is reversed in the period that the forfeiture occurs.

The estimates of fair value of our common shares are highly complex and subjective. There are significant judgments and estimates inherent in the determination of the fair value of our common shares. These judgments and estimates include assumptions regarding our future operating performance, the time to completing an IPO or other liquidity event, the related valuations associated with these events, and the determinations of the appropriate valuation methods at each valuation date. The assumptions underlying these valuations represent our best estimates, which involve inherent uncertainties and the application of management judgment. If we had made different assumptions, our stock-based compensation expense, net loss and net loss per share applicable to common shareholders could have been materially different.

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

Recently Adopted Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our consolidated financial statements for the three months ended March 31, 2021 and 2020 appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2021:

	Payments due by period (in thousands)
	Total	Less than one year	One to three years	Three to five years	More than five years
Leases	$1,066	$370	$580	$116	$—
Total contractual obligations	$1,066	$370	$580	$116	$—

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

Emerging Growth Company Status

As an emerging growth company, or EGC, under the Jumpstart our Business Startups Act of 2012, or the JOBS Act, we may delay the adoption of certain accounting standards until such time as those standards apply to private companies. Other exemptions and reduced reporting requirements under the JOBS Act for EGCs include presentation of only two years of audited consolidated financial statements in a registration statement for an IPO, an exemption from the requirement to provide an auditor’s report on internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation, and less extensive disclosure about our executive compensation arrangements.

In addition, the JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an EGC to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our chief executive officer and chief financial officer concluded that, as a result of material weaknesses in our internal control over financial reporting, included in our Annual Report on Form 10-K filed with the SEC on March 29, 2021, our disclosure controls and procedures were not effective as of March 31, 2021.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which could materially affect our business, financial condition, or results of operations. There have been no material changes in or additions to the risk factors referred to in the previous sentence.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of proceeds from registered securities

On November 2, 2020, we completed our IPO in which we issued and sold 6,342,207 shares of common stock, $0.00001 par value per share, including 675,540 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock. The offer and sale of the shares in the IPO was registered under the Securities Act pursuant to registration statements on Form S-1 (File No. 333-249369), which was filed with the SEC on October 7, 2020 and subsequently amended and declared effective on October 28, 2020, or the Prospectus. The underwriters of the offering were BofA Securities, Inc., SVB Leerink LLC and Credit Suisse Securities (USA) LLC and Kempen & Co U.S.A, Inc.

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

As of March 31, 2021, we have not used the net proceeds from our initial public offering. We have invested the unused net proceeds from the offering in money market accounts and marketable debt securities. We expect to use the net proceeds from the offering described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 30, 2020, to fund our clinical development programs, including for GB0139, GB1211 and GB2064.

Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

† This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Galecto, Inc.

Date: May 4, 2021	By:	/s/ Hans T. Schambye
Hans T. Schambye, M.D., Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 4, 2021	By:	/s/ Jonathan Freve
Jonathan Freve
Chief Financial Officer (Principal Financial and Accounting Officer)