Form 10-Q
period 2021-06-30
Galecto, Inc.
filed 2021-08-05
CIK 1800315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 001-39655

GALECTO, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	37-1957007
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Ole Maaloes Vej 3 DK-2200 Copenhagen N Denmark	N/A

75 State Street, Suite 100 Boston, MA 02109	02109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (+45) 70 70 52 10

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, par value $0.00001 per share	GLTO	The Nasdaq Global Select Market

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

As of August 2, 2021, the registrant had 25,261,832 shares of common stock, $0.00001 par value per share, outstanding.

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

•	our ability to ensure adequate supply of our current or future product candidates;
•	our ability to maintain third-party relationships necessary to conduct our business;
•	our heavy dependence upon the success of our research to generate and advance additional product candidates;
•	our ability to establish an adequate safety or efficacy profile for our current or future product candidates that we may pursue;
•	the implementation of our strategic plans for our business, our current or future product candidates we may develop and our technology;
•	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•	the rate and degree of market acceptance and clinical utility for our current or future product candidates we may develop;
•	our estimates about the size of our market opportunity;
•	our ability to use the capital we have raised in ways that increase the value of your investment;
•	our expectations related to the use the capital we have raised, and estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•	our ability to establish and maintain collaborations;
•	our financial performance and liquidity;
•	our ability to effectively manage our potential growth;
•	developments relating to our competitors and our industry, including the impact of government regulation;
•	our ability to retain the continued service of our key professionals and consultants and to identify, hire and retain additional qualified professionals;
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

This Quarterly Report on Form 10-Q also contains estimates, projections, and other information concerning our industry, our business, and the markets for certain drugs, including data regarding the estimated size of those markets, their projected growth rates, and the incidence of certain medical conditions. Information that is based on estimates, forecasts, projections, or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and

ii

circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by third parties, industry, medical and general publications, government data, and similar sources. In some cases, we do not expressly refer to the sources from which these data are derived.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GALECTO, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020
Assets	(unaudited)
Current assets
Cash and cash equivalents	$68,638	$163,582
Marketable securities	33,176	—
Prepaid expenses and other current assets	5,895	5,713
Total current assets	107,709	169,295
Marketable securities, long-term	35,860	—
Operating lease right-of-use asset	1,075	885
Tax credit receivable, noncurrent	876	—
Property and equipment, net	176	—
Restricted cash	—	254
Other assets, noncurrent	1,126	1,162
Total assets	$146,822	$171,596
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,585	$2,851
Accrued expenses and other current liabilities	3,170	2,715
Total current liabilities	4,755	5,566
Operating lease liabilities, noncurrent	635	541
Total liabilities	5,390	6,107
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized at June 30, 2021 and December 31, 2020; no shares issued or outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, par value of $0.00001 per share; 300,000,000 shares authorized at June 30, 2021 and December 31, 2020; 25,261,832 shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	271,193	269,175
Accumulated deficit	(130,007)	(104,360)
Accumulated other comprehensive income	246	674
Total stockholders’ equity	141,432	165,489
Total liabilities and stockholders' equity	$146,822	$171,596

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Galecto, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses
Research and development	$8,635	$4,515	$18,625	$9,222
General and administrative	3,633	1,823	7,195	2,946
Total operating expenses	12,268	6,338	25,820	12,168
Loss from operations	(12,268)	(6,338)	(25,820)	(12,168)
Other income (expense), net
Interest income, net	52	—	91	—
Foreign exchange transaction gain (loss), net	(86)	403	82	559
Total other income (expense), net	(34)	403	173	559
Net loss	(12,302)	(5,935)	(25,647)	(11,609)
Net loss per common share, basic and diluted	$(0.49)	$(22.83)	$(1.02)	$(44.66)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	25,261,832	259,966	25,261,832	259,966
Other comprehensive loss, net of tax
Currency translation gain (loss)	153	15	(371)	(195)
Unrealized gain (loss) on marketable securities	23	—	(57)	—
Other comprehensive gain (loss), net of tax	176	15	(428)	(195)
Total comprehensive loss	$(12,126)	$(5,920)	$(26,075)	$(11,804)

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Galecto, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

For the Three Months Ended	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
June 30, 2021	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at March 31, 2021	—	$—	—	$—	25,261,832	$—	$270,206	$(117,705)	$70	$152,571
Stock-based compensation expense	—	—	—	—	—	—	987	—	—	987
Currency translation gain	—	—	—	—	—	—	—	—	153	153
Net unrealized gain on marketable securities	—	—	—	—	—	—	—	—	23	23
Net loss	—	—	—	—	—	—	—	(12,302)	—	(12,302)
Balance at June 30, 2021	—	$—	—	$—	25,261,832	$—	$271,193	$(130,007)	$246	$141,432

For the Three Months Ended	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
June 30, 2020	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at March 31, 2020	648,068	$13,414	4,125,056	$106,205	259,966	$—	$826	$(75,197)	$(2,661)	$(77,032)
Stock-based compensation expense	—	—	—	—	—	—	401	—	—	401
Currency translation gain	—	—	—	—	—	—	—	—	15	15
Net loss	—	—	—	—	—	—	—	(5,935)	—	(5,935)
Balance at June 30, 2020	648,068	$13,414	4,125,056	$106,205	259,966	$—	$1,227	$(81,132)	$(2,646)	$(82,551)

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Galecto, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

For the Six Months Ended	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
June 30, 2021	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2020	—	$—	—	$—	25,261,832	$—	$269,175	$(104,360)	$674	$165,489
Stock-based compensation expense	—	—	—	—	—	—	2,018	—	—	2,018
Currency translation loss	—	—	—	—	—	—	—	—	(371)	(371)
Net unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(57)	(57)
Net loss	—	—	—	—	—	—	—	(25,647)	—	(25,647)
Balance at June 30, 2021	—	$—	—	$—	25,261,832	$—	$271,193	$(130,007)	$246	$141,432

For the Six Months Ended	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
June 30, 2020	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2019	648,068	$13,414	4,125,056	$106,205	259,966	$—	$826	$(69,523)	$(2,451)	$(71,148)
Stock-based compensation expense	—	—	—	—	—	—	401	—	—	401
Currency translation loss	—	—	—	—	—	—	—	—	(195)	(195)
Net loss	—	—	—	—	—	—	—	(11,609)	—	(11,609)
Balance at June 30, 2020	648,068	$13,414	4,125,056	$106,205	259,966	$—	$1,227	$(81,132)	$(2,646)	$(82,551)

See accompanying notes to the unaudited interim condensed consolidated financial statements.

GALECTO, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(25,647)	$(11,609)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	5	—
Stock-based compensation	2,018	374
Amortization of premiums and discounts on marketable securities	234	—
Amortization of right of use lease asset	207	54
Accretion of lease liability	37	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(182)	1,555
Tax credit receivable, noncurrent	—	(829)
Other assets, noncurrent	(841)	—
Accounts payable	(1,266)	(1,581)
Accrued expenses and other current liabilities	376	(3,019)
Operating lease liabilities	(261)	(54)
Net cash used in operating activities	(25,320)	(15,109)
Cash flows from investing activities:
Purchases of marketable securities	(81,051)	—
Proceeds from sale of marketable securities	11,724	—
Purchases of property and equipment	(180)	—
Net cash used in investing activities	(69,507)	—
Cash flows from financing activities:
Proceeds from issuance of Series C preferred stock, net	—	39,669
Net cash provided by financing activities	—	39,669
Net increase (decrease) in cash, cash equivalents and restricted cash	(94,827)	24,560
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(371)	(11)
Cash, cash equivalents and restricted cash, beginning of period	163,836	11,525
Cash, cash equivalents and restricted cash, end of period	$68,638	$36,074
Components of cash, cash equivalents and restricted cash
Cash and cash equivalents	68,638	35,843
Restricted cash	—	231
Total cash, cash equivalents and restricted cash	$68,638	$36,074
Supplemental disclosures of cash flow information:
Cash paid for taxes	$42	$—
Supplemental disclosures of noncash activities:
Operating lease liabilities arising from obtaining right-of-use assets	$409	$—

See accompanying notes to the unaudited interim condensed consolidated financial statements.

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

As of June 30, 2021, the Company’s wholly owned subsidiaries were PharmAkea, Inc. or PharmAkea, Galecto Securities Corporation and Galecto Biotech AB, a Swedish company. Galecto Biotech ApS, a Danish operating company, is a wholly-owned subsidiary of Galecto Biotech AB.

Risks and uncertainties

The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations and the need to obtain additional financing. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance reporting capabilities.

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

Liquidity and management plans

Since inception, the Company has devoted substantially all its efforts to business planning, research and development,

recruiting management and technical staff and raising capital, and has financed its operations primarily through the issuance of redeemable convertible preferred shares, debt financings and, most recently, the Company’s initial public offering, or IPO.

As of June 30, 2021, the Company had an accumulated deficit of $130.0 million, from recurring losses since inception in 2011. The Company has incurred recurring losses and has no sales as no products have obtained the necessary regulatory approval in order to market products. The Company expects to continue to incur losses as a result of costs and expenses related to the Company’s clinical development and corporate general and administrative activities. The Company had negative cash flows from operating activities during the six months ended June 30, 2021 and 2020 of $25.3 million and $15.1 million, respectively, and current projections indicate that the Company will have continued negative cash flows for the foreseeable future as it continues to develop its product candidates. Net losses incurred for the three and six months ended June 30, 2021 were $12.3 million and $25.6 million, respectively. Net losses incurred for the three and six months ended June 30, 2020 were $5.9 million and $11.6 million, respectively.

At June 30, 2021, the Company’s cash, cash equivalents and marketable securities amounted to $137.7 million and current assets amounted to $107.7 million and current liabilities amounted to $4.8 million. At December 31, 2020, the Company’s cash and cash equivalents amounted to $163.6 million, current assets amounted to $169.3 million and current liabilities amounted to $5.6 million.

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

Coronavirus pandemic

The coronavirus disease 2019 pandemic, or COVID-19, which has spread worldwide, has caused many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny and other measures. The outbreak and government measures taken in response have also had a significant impact, both directly and indirectly, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the outbreak and its effects on the Company’s business and operations are uncertain.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

The accompanying interim condensed consolidated financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020, and related interim information contained within the notes to the interim condensed consolidated financial statements, are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of June 30, 2021, results of operations, statement of convertible preferred stock and stockholders’ equity for the three and six months ended June 30, 2021 and 2020 and its cash flows for the six months ended June 30, 2021 and 2020. All intercompany balances and transactions have been eliminated. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 29, 2021. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results expected for the full fiscal year or any interim period.

Other than noted below, for the six months ended June 30, 2021, there have been no changes to the significant accounting policies as disclosed in Note 2 to the Company’s annual consolidated financial statements for the year ended December 31, 2020.

Investments in Marketable Securities

The Company invests excess cash balances in short-term and long-term marketable debt securities. The Company classifies investments in marketable debt securities as either held-to-maturity or available-for-sale based on the facts and circumstances present at the time of purchase and re-evaluates classification at each balance sheet date. All investments in marketable debt securities at each balance sheet date presented, are generally considered as available-for-sale. Marketable debt securities with maturities of twelve months or less are classified as short-term investments and marketable debt securities with maturities greater than twelve months are classified based on their availability for use in current operations. The Company reports available-for-sale debt securities at fair value at each balance sheet date and includes any unrealized holding gains and losses (the adjustment to fair value), net of applicable taxes, in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses are determined using the specific identification method and are included in other income (expense). If any adjustment to fair value reflects a decline in the value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other than temporary,” including the intention to sell and, if so, marks the investment to market through a charge to the Company’s condensed consolidated statements of operations and comprehensive loss.

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

The following table summarizes the Company’s interest-bearing investments, by category, as of June 30, 2021 (in thousands):

June 30,
Investments - Current:	2021
Debt securities - available-for-sale	$33,176
Total	$33,176
Investments - Noncurrent:
Debt securities - available-for-sale	$35,860
Total	$35,860

A summary of the Company’s available-for-sale investments as of June 30, 2021 consisted of the following (in thousands):

	At June 30, 2021
	Cost	Gross Unrealized	Gross Unrealized	Fair
Investments - Current:	Basis	Gains	Losses	Value
Corporate bonds	$33,188	$—	$(12)	$33,176
Total	$33,188	$—	$(12)	$33,176
Investments - Noncurrent:
Corporate bonds	$35,905	$—	$(45)	$35,860
Total	$35,905	$—	$(45)	$35,860

The amortized cost and fair value of the Company’s available-for-sale investments, by contract maturity, as of June 30, 2021 consisted of the following (in thousands):

	Amortized	Fair
	Cost	Value
Due in one year or less	$33,188	$33,176
Due after one year through five years	35,905	35,860
Total	$69,093	$69,036

The Company had no marketable securities as of December 31, 2020.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment as of June 30, 2021 consisted of the following (in thousands):

June 30,
2021
Equipment	$181
Total property and equipment	181
Less: accumulated depreciation	(5)
Property and equipment, net	$176

Depreciation expense for the three and six months ended June 30, 2021 was $2,000 and $5,000, respectively. The Company had no property and equipment as of December 31, 2020.

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

A summary of the assets that are measured at fair value as of June 30, 2021 and December 31, 2020 is as follows (in thousands):

	Fair Value Measurement at June 30, 2021
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$57,952	$57,952	$—	$—
Debt securities	69,036	—	69,036	—
Total	$126,988	$57,952	$69,036	$—

	Fair Value Measurement at December 31, 2020
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$142,904	142,904	—	—
Total	$142,904	$142,904	$—	$—
(1)

Money market funds with maturities of 90 days or less at the date of purchase are included within cash and cash equivalents in the accompanying condensed consolidated balance sheets and are recognized at fair value.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Contract research and development costs	$3,489	$1,620
Research and development tax credit receivable	876	1,808
Prepaid insurance costs	665	1,642
Value-added tax refund receivable	619	401
Other	246	242
Total prepaid expenses and other current assets	$5,895	$5,713

7. LEASES

In May 2021, the Company entered into an operating lease for its corporate headquarters in Copenhagen, Denmark for office space that expires in January 2025, which supersedes the previous corporate headquarters office space in Copenhagen, Denmark. The Company also has a lease agreement for office space in London, United Kingdom, that expires August 2022 and has a renewal option and a lease agreement for office space in Gothenburg, Sweden, that expires in September 2022. In January 2021, the Company entered into an operating lease agreement in Stevenage, United Kingdom, for laboratory space.

The Company’s finance leases are immaterial both individually and in the aggregate. The Company has elected to apply the short-term lease exception to all leases of one year or less.

Quantitative information regarding the Company’s leases for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	2021	2020	2021	2020
Operating lease cost (in thousands)	$125	$40	$244	$71
Other Information
Operating cash flows paid for amounts included in the measurement of lease liabilities (in thousands)	$142	$38	$261	$69
Operating lease liabilities arising from obtaining right-of-use assets (in thousands)	$409	$252	$409	$252

As of June 30, 2021 and December 31, 2020, the weighted average remaining lease term for operating leases was 2.8 years for both periods.

As most of the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. As of June 30, 2021 and December 31, 2020, the weighted average discount rate for operating leases was 8% for both periods.

Operating lease liabilities are as follows at June 30, 2021 (in thousands):

Operating
Future Lease Payments	Leases
2021 (excluding the period ended June 30, 2021)	$267
2022	448
2023	273
2024	213
2025	18
Total lease payments	1,219
Less: imputed interest	(131)
Total lease liabilities	$1,088

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Employee compensation costs	$1,636	$1,031
Contract research and development costs	749	967
Lease liabilities	453	374
Other liabilities	332	343
Total accrued expenses and other current liabilities	$3,170	$2,715

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

10. STOCK-BASED COMPENSATION

Employee equity plan

In March 2020, the Company replaced its 2013 Option Program (“2013 Plan”) with its 2020 Stock Option and Grant Plan (“2020 Plan”). The 2020 Plan initially allowed the Company to award up to 1,740,325 options and the 304,142 outstanding options granted under the 2013 Plan were transferred to the 2020 Plan. Each vested option entitles the option holder to purchase a single common share in the Company. Holders of stock options are entitled to exercise the vested portion of the stock option during the term of the grant. If a qualified exit, as defined in the 2020 Plan, occurs then all of the holders’ unvested options shall vest immediately. Options that are not exercised during the exercise period will automatically be forfeited. Stock options generally vest over a three-year or four-year period and expire ten years from the grant date. In September 2020, the Company approved an additional 839,494 options to be awarded under the 2020 Plan.

In October 2020, the Board of Directors and stockholders of the Company approved the 2020 Equity Incentive Plan (“2020 Equity Plan”). The 2020 Equity Plan allows the Company to award up to 1,625,858 options, as well as the 2,512,427 outstanding options granted under the 2020 Plan to the extent such outstanding options are forfeited or cancelled. No further options were available to be issued under the 2020 Plan. The 2020 Equity Plan will cumulatively increase by 5 percent of the number of shares of common stock issued and outstanding on January 1st each year. At June 30, 2021, the Company had 1,630,632 options available for future grant under the 2020 Equity Plan.

The following table sets forth the activity for the Company’s stock options during the periods presented:

	Number of Options	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2019	304,142	$5.58	—	—
Granted	2,235,285	4.67	—	—
Exercised	(1,016)	1.95	—	—
Outstanding at December 31, 2020	2,538,411	$4.67	8.8	$20,009,769
Granted	1,402,000	10.40	—	3,360
Cancelled	(170,683)	7.63	—	—
Outstanding at June 30, 2021	3,769,728	$6.67	8.7	$3,999,689
Vested and expected to vest at June 30, 2021	3,465,586	$6.78	9.2	$3,942,504
Exercisable at June 30, 2021	962,641	$3.25	6.9	$2,044,475

The weighted-average grant date fair value of all stock options granted for the six months ended June 30, 2021 was $7.68. The intrinsic value at June 30, 2021 and December 31, 2020 was based on the closing price of the Company’s common stock on that date of $5.06 per share and $12.51 per share, respectively.

Stock-based compensation

The grant date fair value of stock options vested during the six months ended June 30, 2021 was $0.5 million. Total unrecognized compensation expense related to unvested options granted under the Company’s stock-based compensation plan was $14.3 million at June 30, 2021, which is expected to be recognized over a weighted average period of 3.3 years. The Company recorded stock-based compensation expense related to the issuance of stock as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$449	$210	$856	$210
General and administrative	538	164	1,162	164
Total stock-based compensation	$987	$374	$2,018	$374

The fair values of the options granted were estimated based on the Black-Scholes model, using the following assumptions:

	Six Months Ended
	June 30,
	2021	2020
Risk-free interest rate	0.7%	0.4%
Expected term (in years)	6.0	6.0
Expected volatility	90.5%	89.0%
Expected dividend yield	—	—

11. NET LOSS PER SHARE

Basic and diluted net loss per share is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(12,302)	$(5,935)	$(25,647)	$(11,609)
Net loss per common share, basic and diluted	$(0.49)	$(22.83)	$(1.02)	$(44.66)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	25,261,832	259,966	25,261,832	259,966

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	Three and Six Months Ended June 30,
	2021	2020
Stock options to purchase common stock	3,769,728	1,562,246

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

Overview

We are a clinical-stage biotechnology company developing therapeutics that are designed to target the biological processes that lie at the heart of fibrosis and impact a broad range of fibrotic and related diseases, including cancer. While our initial focus has been on the development of small-molecule inhibitors of galectin-3 and the collagen cross-linking enzyme lysyl oxidase-like 2, or LOXL2, which play key roles in regulating fibrosis, we are also advancing our compounds for the treatment of cancer (initially in non-small cell lung cancer, or NSCLC, and myelofibrosis). We believe our product candidates are distinct from the current generation of antifibrotic and anti-cancer agents and have the potential to significantly improve patients’ clinical outcomes and enhance their quality of life.

Our most advanced product candidate, GB0139, is an inhaled small molecule inhibitor of galectin-3. We are developing GB0139 for the treatment of severe fibrotic lung diseases such as idiopathic pulmonary fibrosis, or IPF, a life-threatening progressive fibrotic disease of the lung. While there are currently two approved therapies for the treatment of lung fibrosis, they have only been shown to have a modest impact on the progression of the disease, and both therapies have been associated with significant side effects leading to poor therapeutic adherence. In our clinical trials completed to date, we found orally inhaled GB0139 to be generally well-tolerated and that the compound inhibited galectin-3 in the lungs, in a dose-dependent manner, and that it decreased levels of a range of plasma biomarkers, such as YKL-40 and PDGF, that have been linked to mortality, severity and/or progression in IPF.

In addition, in June 2021, we announced results from a study of GB0139 in COVID-19 patients with compromised lung function, which confirmed that GB0139 was generally well-tolerated, showed target engagement by reducing plasma galectin had a positive trend on acute lung injury related to COVID-19 with signs of improved lung function, and decreased levels of plasma biomarkers similar to those observed in our prior IPF trial. We believe this second data set of biomarkers in patients with compromised lung function strengthens the notion that inhaled GB0139 can rapidly and strongly affect key biological processes such as inflammation, coagulation and fibrosis.

We are currently conducting a 52-week randomized, double-blind, multicenter, parallel, placebo-controlled Phase 2b trial investigating the safety and efficacy of GB0139 in up to 210 patients with IPF, which we refer to as the GALACTIC-1 trial. Initially the study was designed to both include patients on no background therapy and patients who were on either nintedanib or pirfenidone, which are the approved therapies in the indication. In March 2021, we were notified by the data safety monitoring board, or DSMB, for the GALACTIC-1 trial that it recommended modifying the trial protocol to discontinue dosing in patients who were on concomitant nintedanib or pirfenidone, and for patients on the 10 mg dose, based on the DSMB’s interim unblinded analysis of the data. The DSMB’s determination was based on an identification of an imbalance in the serious adverse events across the study groups, but not an imbalance between the groups in mortality. In July 2021, we announced that we had resumed recruitment in the GALACTIC-1 trial consistent with the recommendations of the DSMB. We are now recruiting additional patients who will be randomized in a 2:1 ratio to receive either GB0139 3 mg or placebo. The revised trial design retains the statistical powering to assess the primary endpoint of forced vital capacity (FVC) decline over 52 weeks. We expect that topline results from this ongoing trial will be available by mid-2023.

Our fibrosis product candidate portfolio includes GB2064, a selective small molecule oral inhibitor of LOXL2 that we initially plan to develop for the treatment of myelofibrosis, a malignant disease of the bone marrow in which fibrosis reduces the ability to form blood cells. The LOXL2 mechanism may also be important in other solid and liquid tumor types as well as fibrotic diseases. A Phase 2a trial examining GB2064 for the treatment of myelofibrosis, referred to as the MYLOX-1 trial, is planned to start in the third quarter of 2021, and we expect that interim results from the MYLOX-1 trial will be available in the first half of 2022 and topline results will be available by the end of 2022.

Our product candidate portfolio also includes a second and distinct galectin-3 inhibitor, GB1211, a potent small molecule selective oral galectin-3 inhibitor that we are developing for the treatment of cancer (initially in NSCLC) and fibrosis (initially in liver cirrhosis). In the first half of 2022, we expect to initiate a Phase 2a trial of GB1211 in combination with an anti-PD1/-L1 product for the treatment of NSCLC, which we refer to as the GALLANT-1 trial. We expect that topline results from the GALLANT-1 trial will be available by mid-2023.

Later this year, we anticipate initiating a Phase 1b/2a trial of GB1211 for liver cirrhosis, which we refer to as the GULLIVER-2 trial. The trial is focused on safety and effect on liver function and fibrosis biomarkers. We expect that topline results from this trial will be available in the second half of 2022.

Our most advanced product candidate is in Phase 2b clinical development and our other product candidates and research initiatives are in early stages of clinical and preclinical development. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our operations to date have been financed primarily from our initial public offering, or IPO, the issuance of convertible preferred shares and convertible notes. Since inception, we have had significant operating losses. Our net loss was $12.3 million and $25.6 million for the three and six months ended June 30, 2021, respectively. Our net loss was $5.9 million and $11.6 million for the three and six months ended June 30, 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $130.0 million and $137.7 million in cash, cash equivalents and marketable securities.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities of $137.7 million as of June 30, 2021 will be sufficient to fund our operating expenditures and capital expenditure requirements into the second half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.

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

The COVID-19 pandemic, which has spread worldwide, has caused many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny and other measures. The outbreak and government measures taken in response have also had a significant impact, both directly and indirectly, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the outbreak and its effects on our business and operations are uncertain.

In response to the impact of COVID-19, we have implemented certain measures intended to help us manage its impact and position ourselves to resume operations quickly and efficiently once these restrictions are lifted, such as executing a work-from-home strategy for administrative functions and operations.

Despite our implementation of such measures, the actual and perceived impact of the COVID-19 pandemic is changing daily, and its ultimate effect on us cannot be predicted. To date, the COVID-19 pandemic has caused delays in certain of our studies, including (i) recruitment of patients in our ongoing Phase 2b GALACTIC-1 trial, which has resulted in certain trial protocol amendments and increased costs and (ii) initiation of our planned clinical trials of GB2064 (MYLOX-1) and GB1211 (GALLANT-1 and GULLIVER-2). We cannot assure you that we will not experience additional negative impacts associated with COVID-19, which could be significant. The COVID-19 pandemic may negatively impact our business, financial condition and results of operations by decreasing or delaying the enrollment of patients in our clinical trials or otherwise causing interruptions or delays in our programs and services. See “Risk Factors—Risks Related to Managing Our Business and Operations—The global pandemic of the novel coronavirus disease, COVID-19, has, and may continue to, adversely impact our business, including our preclinical studies and clinical trials” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for more information regarding the potential impact of COVID-19 on our business and operations.

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

From time to time, we obtain grants from public and private funds for our research and development projects. The grant income for a given period is recognized as a cost reimbursement and is typically based on the time and the costs that we have spent on the specific project during that period. We have no grant income for the three and six months ended June 30, 2021 and 2020.

We have historically met the requirements to receive a tax credit in Denmark of up to $0.9 million per year for losses resulting from research and development costs of up to approximately $4.0 million per year. The tax credit is reported as a reduction to research and development expense in the condensed consolidated statements of operations. We recorded a tax credit of $0.9 million and $0.8 million for the six month period ended June 30, 2021 and 2020, respectively.

Our direct research and development expenses are not currently tracked on a program-by-program basis. We use our personnel and infrastructure resources across multiple research and development programs directed toward identifying and developing product candidates. The majority of our clinical spending in the three and six month period ended June 30, 2021 and 2020 was on GB0139.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following sets forth our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30,		Change
	2021	2020	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$8,635	$4,515	$4,120	91.3%
General and administrative	3,633	1,823	1,810	99.3%
Total operating expenses	$12,268	$6,338	$5,930	93.6%
Loss from operations	(12,268)	(6,338)	(5,930)	93.6%
Other income (expense), net	(34)	403	(437)	-108.4%
Net loss	$(12,302)	$(5,935)	$(6,367)	107.3%

Research and development expenses

Research and development expenses were comprised of:

	Three Months Ended
	June 30,
	2021	2020	Change
	(in thousands)
Preclinical studies and clinical trial-related activities	$4,221	$1,029	$3,192
Chemistry, manufacturing and control	1,532	1,475	57
Personnel	1,887	1,011	876
Consultants and other costs	995	1,000	(5)
Total research and development expenses	$8,635	$4,515	$4,120

Research and development expenses were $8.6 million for the three months ended June 30, 2021, compared to $4.5 million for the three months ended June 30, 2020. The increase of $4.1 million was primarily related to an increase in clinical trial-related expenses of $3.2 million; and increased personnel costs due to additional headcount of $0.7 million and personnel costs for non-cash stock-based compensation of $0.2 million.

General and administrative expenses

General and administrative expenses were $3.6 million for the three months ended June 30, 2021, compared to $1.8 million for the three months ended June 30, 2020. The increase of $1.8 million was primarily related to an increase in insurance costs of $0.5 million; increased personnel costs due to additional headcount of $0.5 million; non-cash stock-based compensation of $0.4 million; consultant costs of $0.3 million; and other general and administrative costs of $0.1 million.

Other income (expense), net

Other income (expense), net for the three months ended June 30, 2021 and 2020 were a net expense of ($34,000) for the three months ended June 30, 2021, compared to a net income of $403,000 for the three months ended June 30, 2020. The decrease of $437,000 was due to the following:

•	Net interest income was $52,000 for the three months ended June 30, 2021. There was no interest income for the three months ended June 30, 2020.
•	Net foreign exchange losses were $86,000 for the three months ended June 30, 2021 and net foreign exchange gains were $403,000 for the three months ended June 30, 2020.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following sets forth our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,		Change
	2021	2020	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$18,625	$9,222	$9,403	102.0%
General and administrative	7,195	2,946	4,249	144.2%
Total operating expenses	$25,820	$12,168	$13,652	112.2%
Loss from operations	(25,820)	(12,168)	(13,652)	112.2%
Other income (expense), net	173	559	(386)	-69.1%
Net loss	$(25,647)	$(11,609)	$(14,038)	120.9%

Research and development expenses

Research and development expenses were comprised of:

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Preclinical studies and clinical trial-related activities	$8,561	$3,360	$5,201
Chemistry, manufacturing and control	4,394	2,363	2,031
Personnel	3,428	1,725	1,703
Consultants and other costs	2,242	1,774	468
Total research and development expenses	$18,625	$9,222	$9,403

Research and development expenses were $18.6 million for the six months ended June 30, 2021, compared to $9.2 million for the six months ended June 30, 2020. The increase of $9.4 million was primarily related to an increase in clinical trial-related expenses of $5.2 million; increased CMC activities to prepare for multiple trials of $2.0 million; increased personnel costs due to additional headcount of $1.0 million and personnel costs for non-cash stock-based compensation of $0.7 million; and increased consultant and other costs of $0.5 million.

General and administrative expenses

General and administrative expenses were $7.2 million for the six months ended June 30, 2021, compared to $2.9 million for the six months ended June 30, 2020. The increase of $4.3 million was primarily related to an increase in insurance costs of $1.0 million and increased personnel costs due to additional headcount of $0.9 million as well as non-cash stock-based compensation of $1.0 million; consultant costs of $0.7 million; and other general and administrative costs of $0.7 million.

Other income (expense), net

Other income (expense), net for the six months ended June 30, 2021 and 2020 were net income of $0.2 million for the six months ended June 30, 2021, compared to a net income of $0.6 million for the six months ended June 30, 2020. The decrease of $0.4 million was due to the following:

•	Net interest income was $0.1 million for the six months ended June 30, 2021. There was no interest income for the six months ended June 30, 2020.
•	Net foreign exchange gains were $0.1 million and $0.6 million for the six months ended June 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

Sources of Liquidity

Our operations to date have been financed primarily through our recent IPO, the issuance of convertible preferred shares and convertible notes. On November 2, 2020, we completed an IPO of our common stock and issued and sold 6,342,207 shares of common stock at a public offering price of $15.00 per share, including 675,540 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, resulting in net proceeds of $86.3 million after deducting underwriting discounts and commissions and estimated offering expenses. Since inception, we have had significant operating losses. Our net losses were $12.3 million and $25.6 million for the three and six months ended June 30, 2021, respectively. Our net losses were $5.9 million and $11.6 million for the three and six months ended June 30, 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $130.0 million and $137.7 million in cash, cash equivalents and marketable securities. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(25,320)	$(15,109)
Net cash used in investing activities	(69,507)	—
Net cash provided by financing activities	—	39,669
Net increase (decrease) in cash, cash equivalents and restricted cash	$(94,827)	$24,560

Net Cash Used in Operating Activities

Cash used in operating activities of $25.3 million during the six months ended June 30, 2021 was primarily attributable to our net loss of $25.6 million together with non-cash items of $2.5 million principally with respect to stock-based compensation, offset by a net decrease of $2.2 million in components of our working capital.

Cash used in operating activities of $15.1 million during the six months ended June 30, 2020 was primarily attributable to our net loss of $11.6 million together with non-cash items of $0.4 million principally with respect to stock-based compensation, offset by a net decrease of $3.9 million in our working capital.

Net Cash Used in Investing Activities

Cash used in investing activities of $69.5 million during the six months ended June 30, 2021 was the result of $81.0 million for the purchase of marketable securities and $0.2 million for the purchase of property and equipment, offset by $11.7 million in proceeds from the sale of marketable securities.

We had no investing activities for the six months ended June 30, 2020.

Net Cash Provided by Financing Activities

We had no financing activities for the six months ended June 30, 2021.

Cash provided by financing activities of $39.7 million for the six months ended June 30, 2020 was comprised of net proceeds from the sale and issuance of our Series C convertible preferred shares in January 2020.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities of $137.7 million as of June 30, 2021 will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2024. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we raise additional capital through public or private equity offerings in the future, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

We use a Black-Scholes option pricing model to determine fair value of our stock options. The Black-Scholes option pricing model includes various assumptions, including the fair value of common shares, expected life of stock options, the expected volatility based on the historical volatility of a publicly traded set of peer companies and the expected risk-free interest rate. These assumptions reflect our best estimates, but they involve inherent uncertainties based on market conditions generally outside our control. As a result, if other assumptions had been used, stock-based compensation cost could have been materially impacted. Furthermore, if we use different assumptions for future grants, share-based compensation cost could be materially impacted in future periods.

The fair value of our awards in the six months ended June 30, 2021 has been estimated using Black-Scholes based on the following assumptions: expected term of 6.0 years; expected volatility of 90.5%; risk-free interest rate of 0.7%; and no expectation of dividends. The fair value of our awards in the six months ended June 30, 2020 has been estimated using Black-Scholes based on the following assumptions: term of 6.0 years; volatility of 89.0%; risk-free rate of 0.4%; and no expectation of dividends.

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

For grants of options we made in June 2020, we employed a market approach and utilized the market-adjusted back-solve method for inferring the equity value predicated on the closing of the final tranche of our Series C convertible preferred shares in January 2020, and we allocated value among different classes of equity securities under a Black-Scholes option pricing methodology, or OPM. This method was selected as we concluded that the recent financing transaction was an arm’s-length transaction. We then applied an adjustment for market performance of the composite of multiple biotechnology indexes which was 0.4% from the period of January 1, 2020 through April 30, 2020. Furthermore, as of the valuation date the development timelines were long (the current Phase 2b clinical trial was expected to last up to 18 additional months) and future liquidity events were difficult to forecast. Application of the OPM back-solve method involves making assumptions for the expected time to liquidity, volatility and risk-free rate and then solving for the value of equity such that the value for the most recent financing equals the amount paid. We assumed a 1.7-year estimated term, 80% volatility rate and a risk-free rate of 0.19%. We then reflected a discount for lack of marketability of 33% derived from our then-current estimates of the time to a liquidity event. With the aid of the April 30, 2020 third-party valuation and after consideration of macroeconomic and company-specific developments during the first half of 2020, our board of directors determined the fair market value of our common shares to be $1.95 per share for the options granted on June 24, 2020.

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

Recently Adopted Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our consolidated financial statements for the six months ended June 30, 2021 and 2020 appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2021:

	Payments due by period (in thousands)
	Total	Less than one year	One to three years	Three to five years	More than five years
Leases	$1,219	$663	$432	$124	$—
Total contractual obligations	$1,219	$663	$432	$124	$—

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our chief executive officer and chief financial officer concluded that, as a result of material weaknesses in our internal control over financial reporting, included in our Annual Report on Form 10-K filed with the SEC on March 29, 2021, our disclosure controls and procedures were not effective as of June 30, 2021.

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

As of June 30, 2021, we have not used the net proceeds from our initial public offering. We have invested the unused net proceeds from the offering in money market accounts and marketable debt securities. We expect to use the net proceeds from the offering described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 30, 2020, to fund our clinical development programs, including for GB0139, GB1211 and GB2064.

Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1*	English language summary of Lease Agreement between Galecto Biotech ApS and COBIS A/S, dated April 15, 2021.

10.2	Galecto, Inc. Separation Benefits Plan (incorporated by reference herein from Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed with the SEC on July 6, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Galecto, Inc.

Date: August 5, 2021	By:	/s/ Hans T. Schambye
Hans T. Schambye, M.D., Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 5, 2021	By:	/s/ Jonathan Freve
Jonathan Freve
Chief Financial Officer (Principal Financial and Accounting Officer)