Form 10-Q
period 2021-09-30
Galecto, Inc.
filed 2021-11-04
CIK 1800315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 2, 2021, the registrant had 25,261,832 shares of common stock, $0.00001 par value per share, outstanding.

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
•

our ability to obtain regulatory approval for our current or future product candidates that we may identify or develop, including our expectation that the U.S. Food and Drug Administration, or the FDA, or other regulatory agencies would agree with our belief that our Phase 2b clinical trial of GB0139 may be registrational;

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GALECTO, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020
Assets	(unaudited)
Current assets
Cash and cash equivalents	$66,157	$163,582
Marketable securities	35,987	—
Prepaid expenses and other current assets	4,864	5,713
Total current assets	107,008	169,295
Marketable securities, long-term	25,492	—
Operating lease right-of-use asset	940	885
Tax credit receivable, noncurrent	856	—
Property and equipment, net	214	—
Restricted cash	—	254
Other assets, noncurrent	1,364	1,162
Total assets	$135,874	$171,596
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,981	$2,851
Accrued expenses and other current liabilities	3,762	2,715
Total current liabilities	5,743	5,566
Operating lease liabilities, noncurrent	511	541
Total liabilities	6,254	6,107
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized at September 30, 2021 and December 31, 2020; no shares issued or outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, par value of $0.00001 per share; 300,000,000 shares authorized at September 30, 2021 and December 31, 2020; 25,261,832 shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	272,412	269,175
Accumulated deficit	(142,703)	(104,360)
Accumulated other comprehensive income	(89)	674
Total stockholders’ equity	129,620	165,489
Total liabilities and stockholders' equity	$135,874	$171,596

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Galecto, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses
Research and development	$9,748	$7,651	$28,373	$16,874
General and administrative	3,191	2,515	10,386	5,461
Total operating expenses	12,939	10,166	38,759	22,335
Loss from operations	(12,939)	(10,166)	(38,759)	(22,335)
Other income (expense), net
Interest income, net	35	—	126	—
Foreign exchange transaction gain (loss), net	208	(1,485)	290	(925)
Total other income (expense), net	243	(1,485)	416	(925)
Net loss	(12,696)	(11,651)	(38,343)	(23,260)
Dividends on convertible preferred stock	—	(2,713)	—	(7,648)
Net loss attributable to common shareholders	(12,696)	(14,364)	(38,343)	(30,908)
Net loss per common share, basic and diluted	$(0.50)	$(55.25)	$(1.52)	$(118.89)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	25,261,832	259,966	25,261,832	259,966
Other comprehensive loss, net of tax
Currency translation gain (loss)	(369)	2,331	(740)	2,136
Unrealized gain (loss) on marketable securities	34	—	(23)	—
Other comprehensive gain (loss), net of tax	(335)	2,331	(763)	2,136
Total comprehensive loss	$(13,031)	$(9,320)	$(39,106)	$(21,124)

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Galecto, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

For the Three Months Ended	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
September 30, 2021	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2021	—	$—	—	$—	—	$—	25,261,832	$—	$271,193	$(130,007)	$246	$141,432
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,219	—	—	1,219
Currency translation loss	—	—	—	—	—	—	—	—	—	—	(369)	(369)
Net unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	34	34
Net loss	—	—	—	—	—	—	—	—	—	(12,696)	—	(12,696)
Balance at September 30, 2021	—	$—	—	$—	—	$—	25,261,832	$—	$272,412	$(142,703)	$(89)	$129,620

For the Three Months Ended	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
September 30, 2020	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at June 30, 2020	684,068	$13,414	4,125,056	$106,205	—	$—	259,966	$—	$1,227	$(81,132)	$(2,646)	$(82,551)
Issuance of Series D preferred stock, net of issuance costs of $2,797	—	—	—	—	2,368,118	61,402	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	134	—	—	134
Currency translation gain	—	—	—	—	—	—	—	—	—	—	2,331	2,331
Net loss	—	—	—	—	—	—	—	—	—	(11,651)	—	(11,651)
Balance at September 30, 2020	684,068	$13,414	4,125,056	$106,205	2,368,118	$61,402	259,966	$—	$1,361	$(92,783)	$(315)	$(91,737)

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Galecto, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

For the Nine Months Ended	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
September 30, 2021	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2020	—	$—	—	$—	—	$—	25,261,832	$—	$269,175	$(104,360)	$674	$165,489
Stock-based compensation expense	—	—	—	—	—	—	—	—	3,237	—	—	3,237
Currency translation loss	—	—	—	—	—	—	—	—	—	—	(740)	(740)
Net unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	(23)	(23)
Net loss	—	—	—	—	—	—	—	—	—	(38,343)	—	(38,343)
Balance at September 30, 2021	—	$—	—	$—	—	$—	25,261,832	$—	$272,412	$(142,703)	$(89)	$129,620

For the Nine Months Ended	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
September 30, 2020	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2019	684,068	$13,414	4,125,056	$106,205	—	$—	259,966	$—	$826	$(69,523)	$(2,451)	$(71,148)
Issuance of Series D preferred stock, net of issuance costs of $2,797	—	—	—	—	2,368,118	61,402	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	535	—	—	535
Currency translation gain	—	—	—	—	—	—	—	—	—	—	2,136	2,136
Net loss	—	—	—	—	—	—	—	—	—	(23,260)	—	(23,260)
Balance at September 30, 2020	684,068	$13,414	4,125,056	$106,205	2,368,118	$61,402	259,966	$—	$1,361	$(92,783)	$(315)	$(91,737)

See accompanying notes to the unaudited interim condensed consolidated financial statements.

GALECTO, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(38,343)	$(23,260)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	13	—
Stock-based compensation	3,237	507
Amortization of premiums and discounts on marketable securities	731	—
Amortization of right of use lease asset	317	136
Accretion of lease liability	57	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	849	(220)
Tax credit receivable, noncurrent	(856)	(865)
Other assets, noncurrent	(203)	—
Accounts payable	(871)	1,134
Accrued expenses and other current liabilities	993	(1,019)
Operating lease liabilities	(403)	(99)
Net cash used in operating activities	(34,479)	(23,686)
Cash flows from investing activities:
Purchases of marketable securities	(84,209)	—
Proceeds from sale of marketable securities	21,976	—
Purchases of property and equipment	(227)	—
Net cash used in investing activities	(62,460)	—
Cash flows from financing activities:
Proceeds from issuance of Series C preferred stock, net	—	39,669
Proceeds from issuance of Series D preferred stock	—	58,727
Series D preferred stock issuance costs	—	(2,797)
Net cash provided by financing activities	—	95,599
Net increase (decrease) in cash, cash equivalents and restricted cash	(96,939)	71,913
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(740)	2,136
Cash, cash equivalents and restricted cash, beginning of period	163,836	11,525
Cash, cash equivalents and restricted cash, end of period	$66,157	$85,574
Components of cash, cash equivalents and restricted cash
Cash and cash equivalents	66,157	85,333
Restricted cash	—	241
Total cash, cash equivalents and restricted cash	$66,157	$85,574
Supplemental disclosures of cash flow information:
Cash paid for taxes	$40	$—
Supplemental disclosures of noncash activities:
Receivable on issuance of Series D preferred stock	$—	$5,473
Operating lease liabilities arising from obtaining right-of-use assets	$409	$672

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

As of September 30, 2021, the Company’s wholly owned subsidiaries were PharmAkea, Inc. or PharmAkea, Galecto Securities Corporation, and Galecto Biotech AB, a Swedish company. Galecto Biotech ApS, a Danish operating company, is a wholly-owned subsidiary of Galecto Biotech AB.

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

As of September 30, 2021, the Company had an accumulated deficit of $142.7 million, from recurring losses since inception in 2011. The Company has incurred recurring losses and has no sales as none of its product candidates have obtained the necessary regulatory approval for commercialization and to be marketed as approved products. The Company expects to continue to incur losses as a result of costs and expenses related to the Company’s clinical development and corporate general and administrative activities. The Company had negative cash flows from operating activities during the nine months ended September 30, 2021 and 2020 of $34.5 million and $23.7 million, respectively, and current projections indicate that the Company will have continued negative cash flows for the foreseeable future as it continues to develop its product candidates. Net losses incurred for the three and nine months ended September 30, 2021 were $12.7 million and $38.3 million, respectively. Net losses incurred for the three and nine months ended September 30, 2020 were $11.7 million and $23.3 million, respectively.

At September 30, 2021, the Company’s cash, cash equivalents and marketable securities amounted to $127.6 million and current assets amounted to $107.0 million and current liabilities amounted to $5.7 million. At December 31, 2020, the Company’s cash and cash equivalents amounted to $163.6 million, current assets amounted to $169.3 million and current liabilities amounted to $5.6 million.

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

Coronavirus pandemic

The coronavirus disease 2019 pandemic, or COVID-19, which has spread worldwide, has caused many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny and other measures. The outbreak and government measures taken in response have also had a significant impact, both directly and indirectly, on businesses and commerce, as worker shortages have occurred. Supply chains have been disrupted and facilities and production have been suspended. Demand for certain goods and services, such as medical services and supplies, however, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the outbreak and its effects on the Company’s business and operations are uncertain.

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

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act, or CARES Act. The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions include removing certain limitations on the utilization of net operating losses, increasing the loss carryback period for certain losses to five years, increasing the ability to deduct interest expense, and deferring social security payments, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act of 2017. The CARES Act has not had a material impact on the Company’s financial position and results of operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

The accompanying interim condensed consolidated financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020, and related interim information contained within the notes to the interim condensed consolidated financial statements, are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of September 30, 2021, results of operations, statement of convertible preferred stock and stockholders’ equity for the three and nine months ended September 30, 2021 and 2020 and its cash flows for the nine months ended September 30, 2021 and 2020. All intercompany balances and transactions have been eliminated. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 29, 2021. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results expected for the full fiscal year or any interim period.

Other than noted below, for the nine months ended September 30, 2021, there have been no changes to the significant accounting policies as disclosed in Note 2 to the Company’s annual consolidated financial statements for the year ended December 31, 2020.

Investments in Marketable Securities

The Company invests excess cash balances in short-term and long-term marketable debt securities. The Company classifies investments in marketable debt securities as either held-to-maturity or available-for-sale based on the facts and circumstances present at the time of purchase and re-evaluates classification at each balance sheet date. All investments in marketable debt securities at each balance sheet date presented, are generally considered as available-for-sale. Marketable debt securities with maturities of twelve months or less are classified as short-term investments and marketable debt securities with maturities greater than twelve months are classified based on their availability for use in current operations. The Company reports available-for-sale debt securities at fair value at each balance sheet date and includes any unrealized holding gains and losses (the adjustment to fair value), net of applicable taxes, in accumulated other comprehensive income (loss), a component of stockholders’ equity.  In addition, the cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity. Realized gains and losses are determined using the specific identification method and are included in other income (expense). If any adjustment to fair value reflects a decline in the value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other than temporary,” including the intention to sell and, if so, marks the investment to market through a charge to the Company’s condensed consolidated statements of operations and comprehensive loss.

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

In December 2019, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2019-12, Simplifying the Accounting for Income Taxes, or ASU 2019-12. ASU 2019-12 eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. This guidance is effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. For all other entities, including emerging growth companies, it is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the impact that the new accounting standard will have on the financial statements and disclosures.

3. INVESTMENTS

Cash in excess of the Company’s immediate requirements is invested in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

The following table summarizes the Company’s interest-bearing investments in marketable securities, by category, as of September 30, 2021 (in thousands):

September 30,
Marketable securities:	2021
Debt securities - available-for-sale	$35,987
Total	$35,987
Marketable securities, long-term:
Debt securities - available-for-sale	$25,492
Total	$25,492

A summary of the Company’s available-for-sale investments as of September 30, 2021 consisted of the following (in thousands):

	At September 30, 2021
	Amortized	Gross Unrealized	Gross Unrealized	Fair
Marketable securities:	Cost	Gains	Losses	Value
Corporate bonds	$35,990	$—	$(3)	$35,987
Total	$35,990	$—	$(3)	$35,987
Marketable securities, long-term:
Corporate bonds	$25,512	$—	$(20)	$25,492
Total	$25,512	$—	$(20)	$25,492

The amortized cost and fair value of the Company’s available-for-sale investments, by contract maturity, as of September 30, 2021 consisted of the following (in thousands):

	Amortized	Fair
	Cost	Value
Due in one year or less	$35,990	$35,987
Due after one year through five years	25,512	25,492
Total	$61,502	$61,479

The Company had no investments in marketable securities as of December 31, 2020.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment as of September 30, 2021 consisted of the following (in thousands):

September 30,
2021
Equipment	$227
Total property and equipment	227
Less: accumulated depreciation	(13)
Property and equipment, net	$214

Depreciation expense for the three and nine months ended September 30, 2021 was $8,000 and $13,000, respectively. The Company had no property and equipment as of December 31, 2020.

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

A summary of the assets that are measured at fair value as of September 30, 2021 and December 31, 2020 is as follows (in thousands):

	Fair Value Measurement at September 30, 2021
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$51,713	$51,713	$—	$—
Debt securities	61,479	—	61,479	—
Total	$113,192	$51,713	$61,479	$—

	Fair Value Measurement at December 31, 2020
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$142,904	142,904	—	—
Total	$142,904	$142,904	$—	$—
(1)

Money market funds with maturities of 90 days or less at the date of purchase are included within cash and cash equivalents in the accompanying condensed consolidated balance sheets and are recognized at fair value.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Contract research and development costs	$3,330	$1,620
Research and development tax credit receivable	856	1,808
Prepaid insurance costs	171	1,642
Value-added tax refund receivable	313	401
Other	194	242
Total prepaid expenses and other current assets	$4,864	$5,713

7. LEASES

The Company has an operating lease for its corporate headquarters in Copenhagen, Denmark for office space that expires in January 2025. The Company also has a lease agreement for office space in London, United Kingdom, that expires August 2022 and has a renewal option and a lease agreement for office space in Gothenburg, Sweden, that expires in September 2022. The Company also has an operating lease agreement for laboratory space in Stevenage, United Kingdom.

The Company’s finance leases are immaterial both individually and in the aggregate. The Company has elected to apply the short-term lease exception to all leases of one year or less.

Quantitative information regarding the Company’s leases for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	2021	2020	2021	2020
Operating lease cost (in thousands)	$130	$65	$374	$136
Other Information
Operating cash flows paid for amounts included in the measurement of lease liabilities (in thousands)	$142	$67	$403	$136
Operating lease liabilities arising from obtaining right-of-use assets (in thousands)	$409	$420	$409	$672

As of September 30, 2021 and December 31, 2020, the weighted average remaining lease term for operating leases was 2.6 years and 2.8 years, respectively.

As of September 30, 2021 and December 31, 2020, the weighted average discount rate for operating leases was 8% for both periods.

Operating lease liabilities are as follows at September 30, 2021 (in thousands):

Operating
Future Lease Payments	Leases
2021 (excluding the period ended September 30, 2021)	$118
2022	438
2023	267
2024	208
2025	17
Total lease payments	1,048
Less: imputed interest	(108)
Total lease liabilities	$940

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Employee compensation costs	$2,022	$1,031
Contract research and development costs	925	967
Lease liabilities, current	428	374
Other liabilities	387	343
Total accrued expenses and other current liabilities	$3,762	$2,715

9. COMMITMENTS AND CONTINGENCIES

The Company’s commitments and contingencies are disclosed in Note 8 of the audited consolidated financial statements as of and for the year ended December 31, 2020, filed with the SEC on March 29, 2021. There have been no material changes to the Company’s commitments and contingencies since the date of such financial statements. Further, the Company’s commitments related to lease agreements are disclosed in Note 7 to the Company’s unaudited interim condensed consolidated financial statements.

10. STOCK-BASED COMPENSATION

Employee equity plan

In March 2020, the Company replaced its 2013 Option Program (“2013 Plan”) with its 2020 Stock Option and Grant Plan (“2020 Plan”). The 2020 Plan initially allowed the Company to award up to 1,740,325 options and the 304,142 outstanding options granted under the 2013 Plan were transferred to the 2020 Plan. Each vested option entitles the option holder to purchase a single common share in the Company. Holders of stock options are entitled to exercise the vested portion of the stock option during the term of the grant. If a qualified exit, as defined in the 2020 Plan, occurs then all of the holders’ unvested options shall vest immediately. Options that are not exercised during the exercise period will automatically be forfeited. Stock options generally vest over a four-year period and expire ten years from the grant date. In September 2020, the Company approved an additional 839,494 options to be awarded under the 2020 Plan.

In October 2020, the Board of Directors and stockholders of the Company approved the 2020 Equity Incentive Plan (“2020 Equity Plan”). The 2020 Equity Plan allows the Company to award up to 1,625,858 options, as well as up to 2,512,427 outstanding options granted under the 2020 Plan at the time of approval of the 2020 Equity Plan, to the extent such outstanding options are forfeited or cancelled. No further options were available to be issued under the 2020 Plan. The 2020 Equity Plan will cumulatively increase by 5 percent of the number of shares of common stock issued and outstanding on January 1st each year. At September 30, 2021, the Company had 1,476,632 options available for future grant under the 2020 Equity Plan.

The following table sets forth the activity for the Company’s stock options during the periods presented:

	Number of Options	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2019	304,142	$5.58	—	—
Granted	2,235,285	4.67	—	—
Exercised	(1,016)	1.95	—	—
Outstanding at December 31, 2020	2,538,411	$4.67	8.8	$20,009,769
Granted	1,556,000	9.79	—	8,160
Cancelled	(170,683)	7.63	—	—
Outstanding at September 30, 2021	3,923,728	$6.57	8.5	$2,061,624
Vested at September 30, 2021	3,619,586	$6.67	9.0	$2,061,624
Exercisable at September 30, 2021	1,266,116	$3.97	7.2	$1,173,185

The weighted-average grant date fair value of all stock options granted for the nine months ended September 30, 2021 was $7.23. The intrinsic value at September 30, 2021 and December 31, 2020 was based on the closing price of the Company’s common stock on that date of $3.59 per share and $12.51 per share, respectively.

Stock-based compensation

The grant date fair value of stock options vested during the nine months ended September 30, 2021 was $1.9 million. Total unrecognized compensation expense related to unvested options granted under the Company’s stock-based compensation plan was $13.5 million at September 30, 2021, which is expected to be recognized over a weighted average period of 3.1 years. The Company recorded stock-based compensation expense related to the issuance of stock as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$516	$63	$1,372	$272
General and administrative	703	71	1,865	235
Total stock-based compensation	$1,219	$134	$3,237	$507

The fair values of the options granted were estimated based on the Black-Scholes model, using the following assumptions:

	Nine Months Ended
	September 30,
	2021	2020
Risk-free interest rate	0.7%	0.4%
Expected term (in years)	6.0	6.0
Expected volatility	90.5%	89.0%
Expected dividend yield	—	—

11. NET LOSS PER SHARE

Basic and diluted net loss per share is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(12,696)	$(11,651)	$(38,343)	$(23,260)
Dividends on convertible preferred stock	—	(2,713)	—	(7,648)
Net loss attributable to common stockholders	$(12,696)	$(14,364)	$(38,343)	$(30,908)
Net loss per common share, basic and diluted	$(0.50)	$(55.25)	$(1.52)	$(118.89)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	25,261,832	259,966	25,261,832	259,966

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	Three and Nine Months Ended September 30,
	2021	2020
Stock options to purchase common stock	3,923,728	1,562,246
Convertible preferred stock	-	7,177,242
o

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

Overview

We are a clinical-stage biotechnology company developing therapeutics that are designed to target the biological processes that lie at the heart of fibrosis and cancer. While our initial focus has been on the development of small-molecule inhibitors of galectin-3 and the collagen cross-linking enzyme lysyl oxidase-like 2, or LOXL2, which play key roles in regulating fibrosis, we are also advancing our compounds for the treatment of cancer (initially in non-small cell lung cancer, or NSCLC, and myelofibrosis). We believe our product candidates are distinct from the current generation of antifibrotic and anti-cancer agents and have the potential to significantly improve patients’ clinical outcomes and enhance their quality of life.

Our most advanced product candidate, GB0139, is an inhaled small molecule inhibitor of galectin-3. We are developing GB0139 for the treatment of severe fibrotic lung diseases such as idiopathic pulmonary fibrosis, or IPF, a life-threatening progressive fibrotic disease of the lung. While there are currently two approved therapies for the treatment of lung fibrosis, they have only been shown to have a modest impact on the progression of the disease, and both therapies have been associated with significant side effects leading to poor therapeutic adherence. In our clinical trials completed to date, we found orally inhaled GB0139 to be generally well-tolerated and that the compound inhibited galectin-3 in the lungs, in a dose-dependent manner, and that it decreased levels of a range of plasma biomarkers, such as YKL-40 and PDGF, that have been linked to mortality, severity and/or progression in IPF. We are currently conducting a 52-week randomized, double-blind, multicenter, parallel, placebo-controlled Phase 2b trial investigating the safety and efficacy of GB0139 in up to 210 patients with IPF, which we refer to as the GALACTIC-1 trial. We continue to recruit patients in this trial and expect that topline results will be available by mid-2023.

Our product candidate portfolio includes GB2064, a selective small molecule oral inhibitor of LOXL2 that we initially plan to develop for the treatment of myelofibrosis, a malignant disease of the bone marrow in which fibrosis reduces the ability to form blood cells. The LOXL2 mechanism may also be important in other solid and liquid tumor types as well as fibrotic diseases. We initiated a Phase 2a trial examining GB2064 for the treatment of myelofibrosis, referred to as the MYLOX-1 trial, in the third quarter of 2021, and we expect that interim results from the MYLOX-1 trial will be available in the first half of 2022 and topline results will be available by the end of 2022.

Our product candidate portfolio also includes a second and distinct galectin-3 inhibitor, GB1211, a potent small molecule selective oral galectin-3 inhibitor that we are developing for the treatment of cancer (initially in NSCLC) and fibrosis (initially in liver cirrhosis). In November 2021, we announced that we had entered into a clinical trial supply agreement with Roche for our planned Phase 2a trial of GB1211 in combination with Tecentriq®, a PD-L1 checkpoint inhibitor, for the treatment of NSCLC, which we refer to as the GALLANT-1 trial. We expect to initiate the GALLANT-1 trial in the first half of 2022 and expect that topline results from this trial will be available by mid-2023.

We also initiated a Phase 1b/2a trial of GB1211 for liver cirrhosis, which we refer to as the GULLIVER-2 trial, in the third quarter of 2021. This trial is focused on safety and effect on liver function and fibrosis biomarkers. We expect that topline results from this trial will be available in the second half of 2022.

Our most advanced product candidate, GB0139, is in Phase 2b clinical development and our other product candidates and research initiatives are in early stages of clinical and preclinical development. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our operations to date have been financed primarily from our initial public offering, or IPO, the issuance of convertible preferred shares and convertible notes. Since inception, we have had significant operating losses. Our net loss was $12.7 million and $38.3 million for the three and nine months ended September 30, 2021, respectively. Our net loss was $11.7 million and $23.3 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $142.7 million and $127.6 million in cash, cash equivalents and marketable securities.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities of $127.6 million as of September 30, 2021 will be sufficient to fund our operating expenditures and capital expenditure requirements into the second half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.

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

The COVID-19 pandemic, which has spread worldwide, has caused many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny and other measures. The outbreak and government measures taken in response have also had a significant impact, both directly and indirectly, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the outbreak and its effects on our business and operations still remain uncertain.

In response to the impact of COVID-19, we have implemented certain measures intended to help us manage its impact and position ourselves to resume operations quickly and efficiently once these restrictions are lifted, such as executing a work-from-home strategy for administrative functions and operations.

Despite our implementation of such measures, the actual and perceived impact of the COVID-19 pandemic is changing daily, and its ultimate effect on us cannot be predicted. To date, the COVID-19 pandemic has caused delays in certain of our studies, including (i) recruitment of patients in our ongoing Phase 2b GALACTIC-1 trial for GB0139, which has resulted in certain trial protocol amendments and increased costs and (ii) initiation of our planned clinical trials of GB2064 (MYLOX-1) and GB1211 (GALLANT-1 and GULLIVER-2). With respect to our GALACTIC-1 trial, due to the continued impact of the COVID-19 pandemic on screening and recruitment, we have added more investigator sites and have expanded the number of countries in which we are recruiting. As of the date of this report we have continued to randomize and enroll patients at a rate consistent with our forecasts even though we have experienced lower patient screen rates.  If COVID-19 continues to impact patient screen rates, we may not be able to maintain our planned timing for enrollment, which could require further amendments to the trial protocol. We cannot assure you that we will not experience additional negative impacts associated with COVID-19, which could be significant. The COVID-19 pandemic may negatively impact our business, financial condition and results of operations by decreasing or delaying the enrollment of patients in our clinical trials or otherwise causing interruptions or delays in our programs and services. See “Risk Factors—Risks Related to Managing Our Business and Operations—The global pandemic of the novel coronavirus disease, COVID-19, has, and may continue to, adversely impact our business, including our preclinical studies and clinical trials” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for more information regarding the potential impact of COVID-19 on our business and operations.

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

From time to time, we obtain grants from public and private funds for our research and development projects. The grant income for a given period is recognized as a cost reimbursement and is typically based on the time and the costs that we have spent on the specific project during that period. We have no grant income for the three and nine months ended September 30, 2021 and 2020.

We have historically met the requirements to receive a tax credit in Denmark of up to $0.9 million per year for losses resulting from research and development costs of up to approximately $4.0 million per year. The tax credit is reported as a reduction to research and development expense in the condensed consolidated statements of operations. We recorded a tax credit of $0.9 million and $0.8 million for the nine month period ended September 30, 2021 and 2020, respectively.

Our direct research and development expenses are not currently tracked on a program-by-program basis. We use our personnel and infrastructure resources across multiple research and development programs directed toward identifying and developing product candidates. The majority of our clinical spending in the three and nine month period ended September 30, 2021 and 2020 was on GB0139.

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

Because of the numerous risks and uncertainties associated with product development and the current stage of development of our product candidates and programs, we cannot reasonably estimate or know the nature, timing and estimated costs necessary to complete the remainder of the development of our product candidates or programs. We are also unable to predict if, when, or to what extent we will obtain approval and generate revenues from the commercialization and sale of our product candidates. The duration, costs and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:

•	successful completion of preclinical studies and initiation of clinical trials for GB0139, our other current product candidates and any future product candidates;
•	successful enrollment and completion of our Phase 2b clinical trial for GB0139, our current and planned clinical trials for GB2064 and GB1211, and any clinical trials for future product candidates;
•	data from our clinical programs that support an acceptable risk-benefit profile of our product candidates in the intended patient populations;
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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following sets forth our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30,		Change
	2021	2020	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$9,748	$7,651	$2,097	27.4%
General and administrative	3,191	2,515	676	26.9%
Total operating expenses	$12,939	$10,166	$2,773	27.3%
Loss from operations	(12,939)	(10,166)	(2,773)	27.3%
Other income (expense), net	243	(1,485)	1,728	-116.4%
Net loss	$(12,696)	$(11,651)	$(1,045)	9.0%

Research and development expenses

Research and development expenses were comprised of:

	Three Months Ended
	September 30,		Change
	2021	2020	Amount
	(in thousands)
Preclinical studies and clinical trial-related activities	$5,312	$3,210	$2,102
Chemistry, manufacturing and control	1,314	2,150	(836)
Personnel	2,046	1,068	978
Consultants and other costs	1,076	1,223	(147)
Total research and development expenses	$9,748	$7,651	$2,097

Research and development expenses were $9.7 million for the three months ended September 30, 2021, compared to $7.7 million for the three months ended September 30, 2020. The increase of $2.0 million was primarily related to an increase in clinical trial-related expenses of $2.1 million resulting from the GALACTIC-1 trial and the commencement of two new clinical trials; and increased personnel costs due to additional headcount of $0.5 million and personnel costs for non-cash stock-based compensation of $0.5 million; offset by a decrease in manufacturing expenses of $0.8 million and other research and development related expenses of $0.2 million.

General and administrative expenses

General and administrative expenses were $3.2 million for the three months ended September 30, 2021, compared to $2.5 million for the three months ended September 30, 2020. The increase of $0.7 million was primarily related to an increase in insurance costs of $0.5 million; increased personnel costs due to additional headcount of $0.4 million; non-cash stock-based compensation of $0.6 million; offset by a decrease in accounting costs of $0.6 million; and other general and administrative costs of $0.2 million.

Other income (expense), net

Other income (expense), net for the three months ended September 30, 2021 and 2020 were a net income of $0.2 million for the three months ended September 30, 2021, compared to a net expense of $1.5 million for the three months ended September 30, 2020. The increase of $1.7 million was due to the following:

•	Net interest income was $35,000 for the three months ended September 30, 2021. There was no interest income for the three months ended September 30, 2020.
•	Net foreign exchange gains were $0.2 million for the three months ended September 30, 2021 and net foreign exchange losses were $1.5 million for the three months ended September 30, 2020.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following sets forth our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,		Change
	2021	2020	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$28,373	$16,874	$11,499	68.1%
General and administrative	10,386	5,461	4,925	90.2%
Total operating expenses	$38,759	$22,335	$16,424	73.5%
Loss from operations	(38,759)	(22,335)	(16,424)	73.5%
Other income (expense), net	416	(925)	1,341	-145.0%
Net loss	$(38,343)	$(23,260)	$(15,083)	64.8%

Research and development expenses

Research and development expenses were comprised of:

	Nine Months Ended September 30,		Change
	2021	2020	Amount
	(in thousands)
Preclinical studies and clinical trial-related activities	$14,115	$6,629	$7,486
Chemistry, manufacturing and control	5,708	4,513	1,195
Personnel	5,748	2,793	2,955
Consultants and other costs	2,802	2,939	(137)
Total research and development expenses	$28,373	$16,874	$11,499

Research and development expenses were $28.4 million for the nine months ended September 30, 2021, compared to $16.9 million for the nine months ended September 30, 2020. The increase of $11.5 million was primarily related to an increase in clinical trial-related expenses of $7.5 million resulting from the GALACTIC-1 trial and the commencement of two new clinical trials; increased CMC activities to prepare for these clinical trials of $1.2 million; increased personnel costs due to additional headcount of $1.8 million and personnel costs for non-cash stock-based compensation of $1.1 million; offset by a decrease in other research and development costs of $0.1 million.

General and administrative expenses

General and administrative expenses were $10.4 million for the nine months ended September 30, 2021, compared to $5.5 million for the nine months ended September 30, 2020. The increase of $4.9 million was primarily related to an increase in insurance costs of $1.5 million and increased personnel costs due to additional headcount of $1.4 million as well as non-cash stock-based compensation of $1.6 million; consultant costs of $0.5 million; and other general and administrative costs of $0.7 million; offset by a decrease in accounting costs of $0.8 million.

Other income (expense), net

Other income (expense), net for the nine months ended September 30, 2021 and 2020 were net income of $0.4 million for the nine months ended September 30, 2021, compared to a net loss of $0.9 million for the nine months ended September 30, 2020. The increase of $1.3 million was due to the following:

•	Net interest income was $0.1 million for the nine months ended September 30, 2021. There was no interest income for the nine months ended September 30, 2020.
•	Net foreign exchange gains were $0.3 million for the nine months ended September 30, 2021 and net foreign exchange losses were $0.9 million for the nine months ended September 30, 2020.

Liquidity and Capital Resources

Sources of Liquidity

Our operations to date have been financed primarily through our IPO, the issuance of convertible preferred shares and convertible notes. On November 2, 2020, we completed our IPO in which we issued and sold 6,342,207 shares of common stock at a public offering price of $15.00 per share, including 675,540 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, resulting in net proceeds of $86.3 million after deducting underwriting discounts and commissions and estimated offering expenses. Since inception, we have had significant operating losses. Our net losses were $12.7 million and $38.3 million for the three and nine months ended September 30, 2021, respectively. Our net losses were $11.7 million and $23.3 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $142.7 million and $127.6 million in cash, cash equivalents and marketable securities. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(34,479)	$(23,686)
Net cash used in investing activities	(62,460)	—
Net cash provided by financing activities	—	95,599
Net increase (decrease) in cash, cash equivalents and restricted cash	$(96,939)	$71,913

Net Cash Used in Operating Activities

Cash used in operating activities of $34.5 million during the nine months ended September 30, 2021 was primarily attributable to our net loss of $38.3 million together with non-cash items of $4.4 million principally with respect to stock-based compensation, offset by a net decrease of $0.5 million in components of our working capital.

Cash used in operating activities of $23.7 million during the nine months ended September 30, 2020 was primarily attributable to our net loss of $23.3 million together with non-cash items of $0.6 million principally with respect to stock-based compensation, offset by a net decrease of $1.1 million in our working capital.

Net Cash Used in Investing Activities

Cash used in investing activities of $62.5 million during the nine months ended September 30, 2021 was the result of $84.2 million for the purchase of marketable securities and $0.2 million for the purchase of property and equipment, offset by $21.9 million in proceeds from the sale of marketable securities.

We had no investing activities for the nine months ended September 30, 2020.

Net Cash Provided by Financing Activities

We had no financing activities for the nine months ended September 30, 2021.

Cash provided by financing activities of $95.6 million for the nine months ended September 30, 2020 was comprised of net proceeds of $39.7 million from the sale and issuance of our Series C convertible preferred shares in January 2020 and net proceeds of $55.9 million from the issuance of our Series D convertible preferred stock in September 2020.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities of $127.6 million as of September 30, 2021 will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2024. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we raise additional capital through public or private equity offerings in the future, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the impacts of the COVID-19 pandemic;
•

the progress, costs and results of our ongoing Phase 2b clinical trial of GB0139 in IPF, Phase 2a trial of GB 2064 in myelofibrosis and Phase 1b/2a trial of GB1211 in liver cirrhosis, and our planned trials for GB1211 and our other product candidates;

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

Research and Development Costs

We incur substantial expenses associated with clinical trials. Accounting for clinical trials relating to activities performed by contract research organizations, or CROs, contract manufacturing organizations, or CMOs, and other external vendors requires management to exercise significant estimates in regard to the timing and accounting for these expenses. We estimate costs of research and development activities conducted by service providers, which include, the conduct of sponsored research, preclinical studies and contract manufacturing activities. The diverse nature of services being provided under CRO and other arrangements, the different compensation arrangements that exist for each type of service and the lack of timely information related to certain clinical activities complicates the estimation of accruals for services rendered by CROs, CMOs and other vendors in connection with clinical trials. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and include these costs in the accrued and other current liabilities or prepaid expenses on the balance sheets and within research and development expense on the condensed consolidated statements of operations. In estimating the duration of a clinical study, we evaluate the start-up, treatment and wrap-up periods, compensation arrangements and services rendered attributable to each clinical trial and fluctuations are regularly tested against payment plans and trial completion assumptions.

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

During 2019, we acquired the right to develop and commercialize PharmAkea’s product candidate PAT-1251, which we now refer to as GB2064. GB2064 is in clinical development and has not achieved regulatory approval for marketing and absent obtaining such approval, has no alternative future use. As such, the costs of acquiring GB2064 were immediately expensed as purchased in-process research and development costs in our consolidated statements of operations.

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

The fair value of our awards in the nine months ended September 30, 2021 has been estimated using Black-Scholes based on the following assumptions: expected term of 6.0 years; expected volatility of 90.5%; risk-free interest rate of 0.7%; and no expectation of dividends. The fair value of our awards in the nine months ended September 30, 2020 has been estimated using Black-Scholes based on the following assumptions: term of 6.0 years; volatility of 89.0%; risk-free rate of 0.4%; and no expectation of dividends.

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

Recently Adopted Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our consolidated financial statements for the nine months ended September 30, 2021 and 2020 appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2021:

	Payments due by period (in thousands)
	Total	Less than one year	One to three years	Three to five years	More than five years
Leases	$1,048	$489	$490	$69	$—
Total contractual obligations	$1,048	$489	$490	$69	$—

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our chief executive officer and chief financial officer concluded that, as a result of material weaknesses in our internal control over financial reporting, included in our Annual Report on Form 10-K filed with the SEC on March 29, 2021, our disclosure controls and procedures were not effective as of September 30, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of proceeds from registered securities

On November 2, 2020, we completed our IPO in which we issued and sold 6,342,207 shares of common stock, $0.00001 par value per share, including 675,540 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock. The offer and sale of the shares in the IPO was registered under the Securities Act pursuant to registration statements on Form S-1 (File No. 333-249369), which was filed with the SEC on October 7, 2020 and subsequently amended and declared effective on October 28, 2020, or the Prospectus. The underwriters of the offering were BofA Securities, Inc., SVB Leerink LLC, Credit Suisse Securities (USA) LLC and Kempen & Co U.S.A, Inc.

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

As of September 30, 2021, we have not used the net proceeds from our initial public offering. We have invested the unused net proceeds from the offering in money market accounts and marketable debt securities. We expect to use the net proceeds from the offering described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 30, 2020, to fund our clinical development programs, including for GB0139, GB1211 and GB2064.

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

Galecto, Inc.

Date: November 4, 2021	By:	/s/ Hans T. Schambye
Hans T. Schambye, M.D., Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 4, 2021	By:	/s/ Jonathan Freve
Jonathan Freve
Chief Financial Officer (Principal Financial and Accounting Officer)