Form 10-K
period 2021-12-31
Galecto, Inc.
filed 2022-02-17
CIK 1800315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 c

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-39655

GALECTO, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	37-1957007
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Ole Maaloes Vej 3 DK-2200 Copenhagen N Denmark	N/A

75 State Street, Suite 100
Boston, Massachusetts	02109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (+45) 70 70 52 10

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	GLTO	The Nasdaq Global Select Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Global Select Market on June 30, 2021, was $88.9 million.

The number of shares of Registrant’s Common Stock outstanding as of February 15, 2022 was 25,261,832.

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

•

Our business is highly dependent on the success of our product candidates GB0139, GB1211 and GB2064, as well as any other product candidates that we advance into the clinic. All of our product candidates may require significant additional preclinical and clinical development before we may be able to seek regulatory approval for and launch a product commercially.

•

The global pandemic of the novel coronavirus disease, COVID-19, has adversely impacted our business and may continue to do so, including causing delays to our preclinical studies and clinical trials, and these delays may cause us to reprioritize our clinical trials and the use of funds for such trials.

•

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected, and these delays may cause us to reprioritize our clinical trials and use of funds for such trials.

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

•	The stock price of our common stock may be volatile or may decline regardless of our operating performance and you may not be able to resell your shares at or above the initial public offering price.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Business” in Item 1, “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing,” “goal,” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements regarding:

•

the success, cost and timing of our product development activities and planned initiation and completion of clinical trials of our most advanced product candidate, GB0139, including our ability to enroll patients in our ongoing Phase 2b randomized, double-blind placebo-controlled clinical trial of GB0139 at anticipated rates and our ability to complete such trial with fewer dosage groups;

•

the success, cost and timing of our product development activities and planned initiation and completion of clinical trials of our other current fibrosis and oncology product candidates, including GB2064 and GB1211 and any future product candidates;

•	our need to raise additional funding before we can expect to generate any revenues from product sales;

•	our ability to obtain regulatory approval for our current or future product candidates that we may identify or develop;

•	our ability to ensure adequate supply of our current or future product candidates;

•	our ability to maintain third-party relationships necessary to conduct our business;

•	our heavy dependence upon the success of our research to generate and advance additional product candidates;

•	our ability to establish an adequate safety or efficacy profile for our current or future product candidates that we may pursue;

•	the implementation of our strategic plans for our business, our current or future product candidates we may develop and our technology;

•	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	the rate and degree of market acceptance and clinical utility for our current or future product candidates we may develop;

•	our estimates about the size of our market opportunity;

•	our estimates of our expenses, future revenues, capital requirements and our needs for additional financing;

•	our ability to maintain and establish collaborations;

•	our financial performance and liquidity;

•	our ability to effectively manage our potential growth;

•	developments relating to our competitors and our industry, including the impact of government regulation;

•	our ability to retain the continued service of our key professionals and consultants and to identify, hire and retain additional qualified professionals;

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

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company developing novel therapeutics that are designed to target the biological processes that lie at the heart of fibrotic diseases and cancer. Our strategy is to focus on diseases where current treatment options are limited and the unmet need is great. We concentrate on the development of small molecule inhibitors of galectin-3 and lysyl oxidase-like 2, or LOXL2, for the treatment of fibrotic diseases and cancer. Galectin proteins, and especially galectin-3, have been shown to be highly expressed in many fibrotic diseases and cancers and promote cancer progression, while the collagen cross-linking enzyme LOXL2 builds the backbone of fibrotic tissue and has been linked to cancer growth and metastasis. We believe our small molecule galectin and LOXL2 product candidates are distinct from the current generation of antifibrotic and anticancer agents and have the potential to significantly improve patients’ clinical outcomes and enhance their quality of life.  During 2021, we advanced two additional product candidates to Phase 2 clinical testing and now have three separate ongoing Phase 2 clinical trials and expect to initiate a fourth Phase 2 clinical trial in 2022.

Our most advanced product candidate, GB0139, is an inhaled small molecule inhibitor of galectin-3, one of the key regulators of fibrosis that controls the pro-fibrotic activity of TGF-b. Overexpression of galectin-3 is ubiquitous in fibrotic tissue, including in fibrotic lung tissue, and is linked to both disease severity and disease progression, as well as acute exacerbations of IPF. We are initially developing GB0139 for the treatment of idiopathic pulmonary fibrosis, or IPF, a life-threatening progressive fibrotic disease of the lung. IPF affects approximately 100,000 people in the United States, but limited treatment options have been associated with significant side effects, leading to poor therapeutic adherence. In our clinical trials completed to date, we found orally inhaled GB0139 to be generally well-tolerated and it inhibited galectin-3 in the lungs in a dose-dependent manner. We also observed that GB0139 decreased levels of a range of plasma biomarkers, such as YKL-40 and platelet-derived growth factor, or PDGF, that have been linked to mortality, disease severity and/or progression in IPF. We are currently conducting a 52-week randomized, double-blind, multicenter, parallel, placebo-controlled Phase 2b trial investigating the safety and efficacy of GB0139 in patients with IPF, which we refer to as the GALACTIC-1 trial. We expect to complete enrollment in the second quarter of 2022 and topline results to be available in mid-2023.

Our oncology/fibrosis product candidate, GB2064, is a selective oral small molecule inhibitor of LOXL2. We are initially developing GB2064 for the treatment of myelofibrosis, a malignant disease of the bone marrow in which fibrosis reduces the ability to form blood cells. Myelofibrosis is one of several types of cancer and multiple fibrotic diseases in which expression of LOXL2 is significantly increased. Unlike current treatment of options for myelofibrosis, we believe that GB2064 has the potential to be a disease-modifying therapy as it is designed to have a direct impact on the fibrotic process and slow the progression of the disease. We are currently conducting a Phase 2a trial examining GB2064 in myelofibrosis, which we refer to as the MYLOX-1 trial, and we expect to complete enrollment in the second quarter of 2022 and interim results to be available in mid-2022. We also expect topline results to be available in the fourth quarter of 2022.

Our other galectin-3 targeted product candidate, GB1211, is a selective oral small molecule inhibitor of galectin-3 and chemically distinct from GB0139. We believe GB1211 has the potential to treat multiple types of fibrosis and oncology indications. Galectin-3 inhibition has the potential to both directly reduce tumor growth as well as increase the immune mediated eradication of tumors and galectin-3 inhibition is believed to increase T-cell recruitment and activation in the tumor microenvironment, as well as increase the efficacy of check-point inhibitors in cancer patients with high galectin-3 expression. Our initial target indication for GB1211 in oncology is NSCLC, a cancer indication with a high unmet need. In November 2021, we announced that we had entered into a clinical trial supply agreement with F. Hoffmann-La Roche Ltd, or Roche, for our planned Phase 2a trial of GB1211 in combination with atezolizumab, marketed by Roche as Tecentriq®, a programmed death-ligand 1, or PD-L1, checkpoint inhibitor, for the treatment of NSCLC, which we refer to as the GALLANT-1 trial. We expect to initiate the GALLANT-1 trial in the second quarter of 2022 and topline results to be available in mid-2023.

Our initial therapeutic area for GB1211 in fibrosis is liver cirrhosis, a severe, progressive disease that ultimately leads to liver failure and for which there are limited treatment options and no FDA-approved disease specific therapeutics. We are currently conducting a Phase 1b/2a trial of GB1211 for liver cirrhosis, which we refer to as the GULLIVER-2 trial, that is focused on safety and effect on liver function and fibrosis biomarkers. We expect to complete enrollment in the second quarter of 2022 and topline results to be available in the fourth quarter of 2022.

Our Clinical Stage Drug Development Pipeline

We own global development and commercialization rights to all of the product candidates in our pipeline. The chart below summarizes key information about our programs.

We are also progressing several preclinical assets targeting galectin-3 and other galectin proteins that have been associated with disease.

GB0139 (Idiopathic Pulmonary Fibrosis) – GALACTIC-1 Trial

Our most advanced product candidate, GB0139, is an inhaled small molecule inhibitor of galectin-3 that is designed to be administered via a generic dry powder inhaler. GB0139 is designed to target galectin-3, one of the key regulators of fibrosis that controls the pro-fibrotic activity of TGF-b. The overexpression of galectin-3 is ubiquitous in fibrotic tissue, including in fibrotic lung tissue, and is linked to both disease severity and disease progression, as well as acute exacerbations of IPF. We are currently developing GB0139 for the treatment of IPF, a life-threatening progressive fibrotic disease of the lung, but we plan to further develop GB0139 with the goal of treating other severe lung diseases driven by galectin-3. While there are currently two approved therapies for the treatment of lung fibrosis, they have only been shown to have a modest impact on slowing the progression of the disease and both therapies have been associated with significant side effects leading to poor therapeutic adherence. There are no therapeutics approved that specifically target galectin-3. GB0139 for the treatment of IPF has been granted Orphan Drug Designation by both U.S. and European regulatory authorities.

In our clinical, preclinical and in vitro testing to date, we have demonstrated that GB0139 can directly target galectin-3 in the lungs and markedly lowers the plasma levels of biomarkers of fibrosis in patients. In our Phase 1/2a trial in both healthy volunteers and IPF patients, GB0139 was generally well-tolerated, showed consistent and tight pharmacokinetics measured as plasma levels of the compound, and showed target engagement with the inhibition of galectin-3 in the lungs of IPF patients in a dose-dependent manner. Our clinical trials completed to date have found that orally inhaled GB0139 also decreased levels of a range of plasma biomarkers, such as the glycoprotein YKL-40 and PDGF, that have been linked to mortality, disease severity and/or progression in IPF.

Galectin-3 has been associated with increased severity and poor prognosis in a number of viral infections, including COVID-19. In addition, viral infections are associated with the onset of acute exacerbations of IPF. GB0139 has been investigated in a Phase 2a trial as part of the University of Edinburgh’s rapid experimental program for COVID-19 respiratory failure, which we refer to as the DEFINE trial. The trial met its primary endpoint with results showing that inhaled GB0139 had an acceptable tolerability profile when used in combination with standard of care (dexamethasone, remdesivir and anticoagulant therapy) in hospitalized patients with COVID-19 pneumonia requiring oxygen therapy. Despite being breathless and requiring oxygen, patients receiving GB0139 plus standard of care were able to inhale and achieve consistent exposure of GB0139 and required less oxygen when compared to patients receiving standard of care alone. The 10 mg dose of GB0139, dosed twice a day for 2 days and subsequently once a day for up to 14 days, which was higher than the current 3 mg dose being used in the GALACTIC-1 trial, was generally well-tolerated and no treatment-related serious adverse events were reported. Furthermore, inhaled GB0139 led to a significant reduction of galectin-3 levels in patients with COVID-19 compared to standard of care, demonstrating target engagement and reduced plasma levels of other key biomarkers associated with severe disease and a poor prognosis, including key cytokines CXCL10, IL-6, IL-10 and TNFα and markers of fibrosis, YKL-40 and PAI-1. We plan to continue to explore co-development opportunities with GB0139 for the treatment of COVID-19 and other severe viral lung diseases.

We are currently conducting the GALACTIC-1 trial, a 52-week randomized, double-blind, multicenter, parallel, placebo-controlled Phase 2b trial investigating the safety and efficacy of GB0139 in patients with IPF. The primary endpoint of the trial is to assess the annual rate of decline in forced vital capacity, or FVC. Reduction in the decline of FVC is the endpoint that was accepted by the FDA for the approval of both nintedanib, marketed as Ofev® by Boehringer Ingelheim, and pirfenidone, marketed as Esbriet® by Roche/Genentech, which are the current therapeutic treatments for IPF. In March 2021, we were notified by the trial’s data safety monitoring board, or the DSMB, who had access to unblinded safety and efficacy data, to discontinue dosing of GB0139 in patients who were also receiving nintedanib or pirfenidone, and in patients receiving the monotherapy GB0139 10 mg dose. The DSMB’s determination was based on an identification of an imbalance in the serious adverse events across the study groups, but not an imbalance between the groups in mortality. During the second quarter of 2021, we amended the study protocol to reflect these changes, and in July 2021 we resumed recruitment of patients for the GALACTIC-1 trial. All patients enrolled in the trial are now receiving either the 3 mg dose of GB0139 or placebo.

Based on blinded FVC (lung function) data from patients in this trial, we have determined that it may be possible to demonstrate a meaningful effect with fewer than the planned target of up to 210 randomized patients. As a result of this statistical analysis, we are in the process of submitting for regulatory approval a protocol amendment to include a target patient population of 141 patients. We believe this modification will enable us to complete enrollment of the GALACTIC-1 trial in the second quarter of 2022, maintain the cost structure of the trial and report topline results in mid-2023, as previously reported.

GB2064 (Myelofibrosis) – MYLOX-1 Trial

We are developing GB2064, a selective oral small molecule inhibitor of LOXL2. In contrast to previous attempts to inhibit LOXL2 with a monoclonal antibody, such as simtuzumab, GB2064 is designed to inhibit the enzymatic center to a much higher degree. Our initial focus is developing GB2064 for the treatment of myelofibrosis, a malignant disease of the bone marrow in which fibrosis reduces the ability to form blood cells. Myelofibrosis is one of several types of cancer and multiple fibrotic diseases in which expression of LOXL2 is significantly increased. Myelofibrosis is a disease with significant morbidity and mortality that affects between 16,000 and 18,500 patients in the United States. The current standard of care for myelofibrosis consists of inhibitors of the JAK2 protein kinase, which alleviate the disease symptoms through inhibition of cell proliferation but do not directly target or reduce the fibrosis of the bone marrow, and therefore represent a significant unmet need. We believe that GB2064 has the potential to be a disease-modifying therapy, as it is designed to have a direct impact on the fibrotic process and slow the progression of the disease, as opposed merely to treating the underlying symptoms.

In preclinical studies, GB2064 showed activity in multiple models of fibrosis including lung, liver and kidney fibrosis. GB2064 has successfully completed a Phase 1 trial in 78 healthy volunteers, in which orally-administered GB2064 led to dose-dependent inhibition of LOXL2 in serum.

During the third quarter of 2021, we initiated the Phase 2a MYLOX-1 trial examining GB2064 for the treatment of myelofibrosis. We plan to enroll at least 16 evaluable patients who are ineligible for or who do not tolerate JAK inhibitors in the MYLOX-1 trial. The primary endpoint of this trial is safety and secondary endpoints include measurements of drug levels in the bone marrow and grade of fibrosis, improvement of anemia and/or thrombocytopenia and assessment of spleen and liver size. We expect to complete enrollment in the second quarter of 2022 and interim results to be available in mid-2022. We also expect topline results for all patients to be available in the fourth quarter of 2022.

The LOXL2 mechanism may also be important in other solid and liquid tumor types as well as fibrotic diseases.

GB1211 (Oncology Indications and Liver Cirrhosis) – GALLANT-1 and GULLIVER-2 Trials

We are developing GB1211, a selective oral small molecule inhibitor of galectin-3, which is chemically distinct from GB0139. We believe GB1211 has the potential to treat multiple types of fibrosis and oncology indications. GB1211 demonstrated an anticancer effect and antifibrotic activity in multiple preclinical models and was evaluated in a Phase 1 trial in 78 healthy volunteers. In the Phase 1 trial, GB1211 was well-tolerated and had dose-dependent pharmacokinetics. Additionally, GB1211 has shown anticancer effects in preclinical models, specifically in NSCLC tumors high in galectin-3 and resistant to anti-programmed cell death receptor 1, or PD-1, or its ligand, PD-L1.

Our initial target indication for GB1211 in oncology is NSCLC, a cancer indication with a high unmet need. Many tumors overexpress galectin-3, which is linked to PD-1/PD-L1 resistance and chemotherapy resistance, and ultimately worse clinical outcomes. We believe that glectin-3 inhibition has the potential to both directly reduce tumor growth as well as increase the immune mediated eradication of tumors. Galectin-3 inhibition is believed to increase T-cell recruitment and activation in the tumor microenvironment, and may increase the efficacy of check-point inhibitors in cancer patients with high galectin-3 expression. In an animal model, we observed that oral administration of our galectin-3 inhibitors reduced human and mouse lung adenocarcinoma growth and blocked metastasis. Treatment with one of our galectin-3 inhibitors also potentiated the activity of a PD-L1 immune checkpoint inhibitor. Furthermore, in the clinic, a retrospective study showed that patients with high tumor staining for galectin-3 were resistant to treatment with pembrolizumab, an anti-PD-1 antibody approved for the treatment of NSCLC, and, by contrast, patients with low galectin-3 had a good response to pembrolizumab and a reduction in tumor volume. Recent clinical data has shown clinical activity when using a LAG-3 inhibitor in combination with a PD-1 inhibitor. We believe galectin-3 is a principal activator of LAG-3 and mediates LAG-3 effects, and we have shown that GB1211 can block galectin-3 binding to LAG-3. Thus, galectin-3 could be a biomarker for anti-PD-1/PD-L1 resistance and, therefore, for patients who may benefit from galectin-3 inhibition.

In November 2021, we announced that we had entered into a clinical trial supply agreement with Roche for our planned Phase 2a GALLANT-1 trial of GB1211 in combination with atezolizumab, marketed by Roche as Tecentriq®, a PD-L1 checkpoint inhibitor, for the treatment of NSCLC. This randomized, double blind placebo-controlled trial will study the effect of GB1211 and Tecentriq® on tumor shrinkage, as well as secondary endpoint measures such as overall survival, progression-free survival and others. We also plan to analyze how plasma galectin-3 levels and tumor galectin-3 correlate with tumor response. We expect to initiate the GALLANT-1 trial in the second quarter of 2022 and topline results to be available in mid-2023.

Our initial target indication for GB1211 in fibrosis is liver cirrhosis, a severe, progressive disease that ultimately leads to liver failure and for which there are limited treatment options. While the historical view was that established fibrosis is very difficult to impact, our preclinical data suggest that galectin-3 inhibition could reduce established fibrosis. We are currently conducting the Phase 1b/2a GULLIVER-2 trial of GB1211 for liver cirrhosis that is focused on safety and effect on liver function and fibrosis biomarkers. We expect to complete enrollment in the second quarter of 2022 and topline results to be available in the fourth quarter of 2022.

Organizational Background

We are built upon more than a decade of research into galectin, fibrosis and cancer modulators and were founded by leading researchers on the galectin family of proteins, including one of the discoverers of the galectin family of proteins, the first chemist to develop selective galectin inhibitors based on the x-ray crystal structure of galectin-3, and the discoverer of galectin-3’s role in fibrosis and cancer. Our founders, executives and employees have significant experience that provides unique insights into the targets that underlie the biological process of fibrosis, cancer and other related disease. We leverage this expertise, as well as established relationships with outside consultants and universities, to achieve cost-effective and efficient drug development. We have developed from a university spin-out, with only one part-time employee at inception in December 2011, to a company with three product candidates in or near Phase 2 clinical development and several preclinical molecules with differentiated specificity advancing towards the clinic.

Our Strategy

Our goal is to become a leader in developing and commercializing therapeutics that directly target the biological processes at the heart of fibrotic diseases and cancer. Our strategy is focused on the following key components:

•

Efficient advancement of GB0139 in IPF through clinical development. We are currently conducting the GALACTIC-1 Phase 2b trial of GB0139 in patients with IPF, with topline data expected in mid-2023. We continue to evaluate enrollment in the GALACTIC-1 trial to ensure that it is being managed cost-effectively and are in the process of submitting for regulatory approval a protocol amendment to include a target patient population of 141 patients. This orphan disease is therapeutically underserved, and we believe that GB0139 may have the ability to become the first true disease modifying therapy. Assuming positive results from the Phase 2b trial, we intend to expeditiously initiate a Phase 3 trial in IPF.

•

Build on our understanding of the galectin-3 target to develop our pipeline of oncology product candidates. Galectin-3 has been identified as the guardian of the tumor microenvironment, driving cancer growth and allowing tumor cells to escape the immune mediated attack through the activation of LAG-3, TGF-β, VEGF and K-Ras. We believe that glectin-3 inhibition has the potential to both directly reduce tumor growth as well as increase the immune mediated eradication of tumors. Galectin-3 inhibition is believed to increase T-cell recruitment and activation in the tumor microenvironment, as well as increase the efficacy of check-point inhibitors in cancer patients with high galectin-3 expression. We are developing GB1211 initially for the treatment of NSCLC and have entered into a clinical trial supply agreement with Roche for our planned Phase 2a trial of GB1211 in combination with Tecentriq®, a PD-L1 checkpoint inhibitor, for the treatment of NSCLC, with data expected in mid-2023. We believe that GB1211 has the potential to treat multiple other cancer forms, and plan to conduct additional oncology trials.

•

Leverage our understanding of the LOXL2 pathway to advance GB2064 through a Phase 2 trial in myelofibrosis and continue evaluating GB2064 in subsequent indications. During 2021, we initiated a Phase 2 trial of GB2064, our lead product candidate targeting LOXL2, in myelofibrosis. We expect to report data from this trial in the fourth quarter of 2022, which may potentially lead to an accelerated development path for GB2064 in this orphan and underserved disease. We will subsequently evaluate GB2064 in other fibrotic indications as a monotherapy or in combination with our other product candidates.

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

•

Expand our fibrosis and cancer portfolio by opportunistically advancing our research and development efforts beyond our current expertise in the galectin and LOXL2 pathways. We intend to expand our leadership as a company dedicated to developing therapies that directly target the biological processes at the heart of fibrotic diseases and cancer by developing product candidates against other targets involved in the regulation, formation, or maintenance of fibrosis or cancer. We also intend to selectively pursue business development opportunities to expand our current product portfolio, which may include product candidates targeting fibrosis or cancer that work through mechanisms that we believe are complimentary to, or independent of, galectins or LOXL2.

•

Maximize the commercial value of our product candidates. We have retained worldwide development and commercial rights to all of our product candidates. We intend to commercialize any products in our portfolio for which we receive regulatory approvals in certain rare indications in the United States and the EU with a limited and targeted commercial team. We also intend to retain the flexibility to evaluate strategic collaborations and to seek partners to commercialize our products in other geographies and for our products in highly prevalent indications such as NSCLC, which require significant investment to build a commercial infrastructure. We have built an extensive wholly-owned patent portfolio around our fibrosis and oncology pipeline. We intend to continue to seek additional patent protection as we develop additional novel fibrosis and oncology candidates using our existing galectin and LOXL2 experience.

Galectin-3 and LOXL2 Mediated Fibrosis and Cancer Background

We are developing small molecule inhibitors focusing on galectin-3 and LOXL2 that target key common cellular and molecular biological processes that drive fibrosis and cancer and have shown antifibrotic and anticancer activity in vivo. High levels of galectin-3 and LOXL2 are linked to worse clinical outcomes in both fibrosis and many types of cancer.

Fibrosis is the development of abnormal fibrous connective tissue in response to injury, damage or dysfunctional gene regulation. This fibrous connective tissue consists of elongated proteins such as collagen and elastin fibers that provide support to surrounding key functional cells in all tissue and all organs. Production and break-down of collagen is tightly regulated to preserve optimal organ function. The deposition of excess collagen and the formation of fibrosis can cause remodeling of surrounding healthy tissue and the loss of normal organ or tissue function. Fibrotic disease can affect tissues throughout the body including the lungs, liver, heart, kidneys and vascular system. Fibrosis typically progresses slowly and can ultimately lead to organ failure and death. Fibrosis is also a hallmark of solid tumors, with up to 20 percent of cancers associated with chronic inflammation-linked fibrosis. It has been estimated that fibrosis contributes to up to 45 percent of all deaths in the developed world.

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

Both LOXL2 and Galectin-3 have been shown to also play central roles in cancer progression and the formation of fibrosis associated with the tumor and in the tumor microenvironment (TME). These effects help tumors grow, metastasize and evade anticancer treatments. Hence, by inhibiting LOXL2 and Galectin-3, it may be possible to reduce tumor growth, enhance the effect of anticancer treatments and hence reduce disease progression and potentially improve survival.

Figure 1. Overlapping biology in fibrosis and cancer through galectin-3 and LOXL2

Galectin-3

Galectin-3 is a lectin central to the development of fibrotic disease across multiple tissue types and is part of a pre-innate galectin immune defense developmentally conserved for over 500 million years, which steers local inflammation and when chronically activated, drives the development of fibrosis via several pathways and several cell inflammatory cell types and fibrocytes.

There is very little expression of galectin-3 in healthy tissues, but galectin-3 is overexpressed, sometimes profoundly, in damaged or inflamed tissues. Galectin-3 drives fibrosis by activating multiple pathways involved in tissue injury and repair. The presence of excess galectin-3 triggers the fibrotic process by converting quiescent fibroblast cells into activated cells called myofibroblasts. This triggering effect takes place when galectin-3 stimulates the signaling of growth factor receptors such as TGF-beta, a master regulator of cell growth, immune regulation and fibrosis. Myofibroblasts are harmful in the context of fibrosis, since they secrete excess collagen and elastin, and as such are the key cellular drivers of fibrosis. Furthermore, galectin-3 reduces apoptosis, or programmed cell death, of inflammatory cells called neutrophils, allowing these cells to persist and potentially cause further damage and abnormal repair in fibrotic tissue. Finally, galectin-3 also promotes the activation of macrophages, resulting in increased fibrosis as well as further galectin-3 expression, which leads to a feed-forward cycle that can accelerate the fibrotic process.

The galectin-3 mediated fibrosis is central to IPF and to several cancer types. The galectin-3 inhibitors inhibit the carbohydrate recognition domain stopping the attachment of galectin-3 to sugar moieties on cell surfaces receptors, and therefore stops its activation of key molecules like the receptors for TGF-beta and VEGF. Given its central role in fibrosis, there are FDA- and EU-cleared diagnostics for the detection of galectin-3 used for assessing the prognosis of patients diagnosed with chronic heart failure.

Figure 2. Multiple roles of galectin-3 in fibrosis

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

In patients with IPF, elevated galectin-3 is found in the fibrotic patches in the lung, in bronchoalveolar lavage, or BAL, fluid and in plasma. In longitudinal studies, elevated galectin-3 has been associated with a greater decline in lung function. Patients with liver cirrhosis have highly elevated galectin-3 levels in biopsies of their liver nodules. Elevated galectin-3 is also found in serum of patients with fibrosis related to diseases characterized by fibrosis such as cancer, cardiac disease and renal disease. The level of galectin-3 expression in fibrotic tissue both spatially and temporally correlates with the degree of fibrosis.

Despite galectin-3’s proximity to and involvement in fibrosis disease pathology, no approved drugs specifically target galectin-3. However, there are FDA- and EU-cleared diagnostics for the detection of galectin-3 in plasma to assess the prognosis of patients diagnosed with chronic heart failure.

Galectin-3 is widely expressed in several cell types such as macrophages, fibroblasts, activated T-lymphocytes and epithelial cells and is highly expressed in high fatality cancers such as NSCLC. In NSCLC, particularly in adenocarcinoma, increased galectin-3 expression in tumors, lymph nodes and serum correlate with metastases and is a negative prognostic indicator. The galectin-3 genetic polymorphism rs4652 associated with impaired galectin-3 secretion has been linked to increased survival and response to chemotherapy in NSCLC. Galectin-3 drives fibrosis and blocking fibrosis around cancers may improve responses to immunotherapy and chemotherapy, as well as reduce angiogenesis and metastasis. Galectin-3 can directly enhance cell proliferation, apoptosis resistance and metastatic potential, as well as lung cancer stemness. It is also an important constituent of the tumor microenvironment acting on endothelial cells to promote angiogenesis and blocking galectin-3 inhibits angiogenesis. Ras mutations are the most common oncogenic driver mutation in human cancers and Ras mutations are dependent galectin-3 to drive oncogenic signaling. Thus, galectin-3 inhibitors could be effective in blocking oncogenic signaling in human tumors with Ras mutations, such as NSCLC, colorectal cancer and pancreatic cancer. Furthermore, many studies have revealed the inhibitory effects of galectin-3 on activated cytotoxic T lymphocytes (CTLs), and we have shown in preclinical trials that it is essential for M2 macrophage differentiation. In a recent study it was shown that patients with high levels of galectin-3 expression in NSCLC tumors did not respond to anti-PD-1 treatment, whereas patients with lower levels of galectin-3 expression did respond to the treatment. Similar data was also seen in melanoma patients, suggesting that the inhibition of galectin-3 may be broadly applicable in a number of cancers and indicating a central role of galectin-3 in the tumor defense mechanisms. Recent clinical data has shown clinical activity using a LAG-3 inhibitor in combination with a PD-1 inhibitor. Galectin-3 is a principal activator of LAG-3 and mediates LAG-3 effects.

Figure 3. Increased levels of tumor galectin-3 significantly drives the hallmarks of cancer

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

Serum LOX, ng/mL
160
140
120
100
80
60
40
20
0
0
1a
1b
1c
2 or 3

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

Relative expression level
0
1
2
3
4
LOX
LOXL1
LOXL2
LOXL3
LOXL4

Figure 5. LOXL2 is highly overexpressed in myelofibrosis stromal cells (expression level in myeloid biopsies from myelofibrosis patients relative to expression in healthy individuals)

Clinical experience with drugs specifically targeting LOXL2 has been limited. Simtuzumab, an antibody targeting LOXL2 that is administered by a subcutaneous or intravenous injection, has been evaluated in a number of clinical trials, including a Phase 2b trial in patients with myelofibrosis. These trials failed to show a positive effect on the reduction of fibrosis and further development of simtuzumab was discontinued due to lack of efficacy. Simtuzumab binds to LOXL2 without fully inhibiting its catalytic activity. This activity is, we believe, the critical feature of LOXL2 that needs to be blocked in order to achieve maximal antifibrotic activity. We believe that the LOXL2 target has not been fully explored. There is evidence that small molecule inhibitors with high penetration through fibrotic tissue that directly inhibit the catalytic activity of LOXL2, such as our product candidate GB2064, and which have the ability to penetrate deeper into fibrotic tissue than a large molecule antibody, may show greater activity as antifibrotic agents, given that small molecules can more readily bind to the catalytic site of an enzyme deep in fibrotic tissue. Inhibitors that preferentially target LOXL2 over other LOX family members may avoid triggering adverse events due to the ubiquitous and important roles that lysyl oxidases have in maintaining tissue structure throughout the body.

Our Clinical Product Candidate Portfolio

GB0139 for the Treatment of IPF

GB0139 is an inhaled small molecule inhibitor of galectin-3 that we are developing for the treatment of IPF. The molecule is delivered via oral inhalation utilizing a dry powder inhaler, a standard capsule-based inhaler that has been previously approved by the FDA for use in the delivery of other compounds. GB0139 for the treatment of IPF has been granted Orphan Drug Designation by both U.S. and European regulatory authorities.

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

Current Treatments for IPF and Their Limitations

Some IPF patients with mild or moderate symptoms are treated with either nintedanib, marketed as Ofev® by Boehringer Ingelheim, or pirfenidone, marketed as Esbriet® by Roche/Genentech. These drugs have been shown to slow progression of decrease in lung function associated with IPF and deterioration of pulmonary function, but neither drug has been associated with improvements in overall survival, and both have been associated with significant side effects. Over 60 percent of patients dosed with nintedanib have diarrhea and 14 percent experience elevated levels of liver enzymes. Thirty percent of patients treated with pirfenidone have skin rash, and nine percent experience photosensitivity, both of which can lead to dose reductions or discontinuations. Both agents have some efficacy in patients with more advanced disease, but high rates of discontinuations due to adverse events in these patients limit their use. The median time on treatment for currently approved therapies is only between 7.5 and 8.9 months, and these treatments have not been linked to improvements in overall survival. A survey of 290 physicians published by a third party in 2017 found that over half of IPF patients are not being treated with either agent for multiple reasons, including physicians not having sufficient confidence in clinical benefit and concerns about safety. A retrospective cohort analysis of prescription records conducted by researchers at the Mayo Clinic and presented in 2019 found that the adoption of pirfenidone and nintedanib by IPF patients was approximately ten percent for each therapy, supporting the earlier observation that the majority of IPF patients are not actively being treated. Despite this, total worldwide sales of pirfenidone and nintedanib combined were approximately $3.5 billion and $2.9 billion in 2020 and 2019, respectively.

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

Our Solution - GB0139

We are developing GB0139 for inhaled delivery to target the IPF disease site directly in the periphery of the lung while limiting potential systemic toxicity. GB0139 is differentiated from current IPF therapies because it is designed to directly target galectin-3. By inhibiting the carbohydrate binding domain of galectin-3, GB0139 is designed to prevent the binding of galectin-3 to cell surface receptors, and hence reduce the profibrotic activity of galectin-3. GB0139 has been generally well-tolerated in clinical trials we have completed to date both in healthy adults and in IPF patients. In both populations, dosing with GB0139 resulted in highly consistent drug exposure and led to reductions in galectin-3 levels in macrophages isolated by BAL in the IPF patients. In our Phase 2a clinical trial, local therapy in the lungs of IPF patients with GB0139 also led to markedly decreased levels of plasma biomarkers, such as YKL-40 and PDGF, that have been linked to mortality, severity and/or progression in IPF. While we are currently developing GB0139 for the treatment of IPF, we also plan to further develop GB0139 with the goal of treating other severe lung diseases driven by galectin-3.

GB0139 has also been investigated in a Phase 2a DEFINE trial as part of the University of Edinburgh’s rapid experimental program for COVID-19 respiratory failure. We believe that GB0139’s mechanism of action suggests it may have potential to prevent infection with COVID-19, as well as treat cytokine release syndrome, one of the major complications of the infection that can cause long-term damage in the lungs. This DEFINE trial included 41 hospitalized patients with COVID-19 infection who did not require mechanical ventilation, of which 20 were randomized to the GB0139 plus standard of care (dexamethasone, remdesivir and anticoagulant therapy) arm. The trial met its primary endpoint with results showing that inhaled GB0139 had an acceptable tolerability profile when used in combination with standard of care in hospitalized patients with COVID-19 pneumonia. Despite being breathless and requiring oxygen, patients receiving GB0139 plus standard of care were able to inhale and achieve consistent exposure of GB0139. The 10 mg dose of GB0139, dosed twice a day for 2 days and subsequently once a day for up to 14 days, which was higher than the current 3 mg dose being used in the GALACTIC-1 trial, was generally well-tolerated and no treatment-related serious adverse events were reported. Furthermore, inhaled GB0139 led to a significant reduction of galectin-3 levels in patients with COVID-19 compared to standard of care (dexamethasone, remdesivir and anticoagulant therapy), demonstrating target engagement and reduced plasma levels of other key biomarkers associated with severe disease and a poor prognosis, including YKL-40, PAI-1, CXCL10, IL-6, IL-10 and TNFα. Patients receiving GB0139 also showed improved inflammation and coagulation biomarkers, including CXCL10, thrombocytes and reduced D-dimers, as well as improved biomarkers of liver function and tissue damage.

COVID-19 pneumonitis is very fibrotic and, in some cases, can lead to “long COVID” lung fibrosis. COVID-19 patients treated with GB0139 showed a reduction in the processes and biomarkers of acute and chronic fibrosis. These results represent additional evidence of the positive impact of galectin-3 inhibition in severe lung disease, strengthening our confidence in the potential safety and tolerability profile of GB0139 in patients with compromised lung function and indicating potential activity in virus-induced acute lung injury. Viral infection and features of acute lung injury are associated with acute exacerbations of IPF, a major cause of rapid decline in lung function and death. The results from this study aligned with our findings in our IPF clinical trials and reaffirms the potential efficacy of GB0139 in IPF our ongoing Phase 2b GALACTIC-1 trial and also the potential to reduce acute exacerbations. We plan to continue to explore co-development opportunities with GB0139 for the treatment of COVID-19 and other severe viral lung diseases.

Overview of Clinical Trials

Data from our completed clinical trials to date on GB0139 in IPF patients demonstrated that:

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

Ongoing Phase 2b Clinical Trial – GALACTIC-1 Trial

In March 2019, we initiated the GALACTIC-1 trial, a 52-week randomized, double-blind, multicenter, parallel, placebo-controlled Phase 2b trial investigating the safety and efficacy of GB0139 in patients with IPF. The primary endpoint is the annual rate of decline in FVC at one year. FVC is a common test that measures the total amount of air that a person can expel from the lungs. A decline in FVC is an indirect measure of worsening fibrosis and increased lung stiffness and has become the most commonly accepted measure of disease progression in IPF. Patients with IPF lose FVC at a higher rate than normal leading to invalidity and, ultimately, to death. Therefore, a reduction in decline of FVC is the endpoint that was accepted by the FDA for the approval of both pirfenidone and nintedanib, the two current therapeutic treatments for IPF.

In the clinical Phase 1b/2a study, both the 3 and the 10 mg dose were shown to reach the periphery of the lung at high concentrations and to reduce the extracellular levels of galectin-3 on alveolar macrophages harvested from the lung of IPF patients.  In the current clinical trial design for the GALACTIC-1 trial, patients are receiving an inhaled daily dose of 3 mg of GB0139 or placebo for one year. In March 2021, the DSMB, who had access to unblinded interim safety and efficacy data, recommended that we discontinue dosing of GB0139 in patients on nintedanib or pirfenidone, and in patients receiving the 10 mg dose. The DSMB’s determination was based on an identification of an imbalance in the serious adverse events across the study groups, but not an imbalance between the groups in mortality. During the second quarter of 2021, we amended the study protocol to reflect these changes, and in July 2021, we resumed recruitment of patients for the GALACTIC-1 trial with the 3 mg dose. Since July 2021, the DSMB has reviewed the unblinded safety data twice and has not communicated to us any safety signals or recommended any changes in the protocol. As with the initial study design, the annual rate of decline in FVC will be assessed as the primary endpoint using baseline FVC and several FVC measurements during the year to establish the rate of decline, and to compare that measure between patients on active treatment versus placebo. Secondary endpoints include the absolute decline in FVC; time to first hospitalization related to IPF, including acute IPF exacerbation; overall survival; and patient outcome measures such as 6-minute walk test distance and quality of life as determined by standard instruments. All patients will continue receiving their blinded treatments for up to two years until the last patient completes one year of dosing enabling the generation of extended safety and efficacy data.

Figure 6. Ongoing GALACTIC-1 trial design

Based on blinded FVC (lung function) data from patients in this trial, we have determined that it may be possible to demonstrate a meaningful effect with fewer than the planned target of up to 210 randomized patients. As a result of this statistical analysis, we are in the process of submitting for regulatory approval a protocol amendment to include a target patient population of 141 patients. We believe this modification will enable us to complete enrollment of the GALACTIC-1 trial in the second quarter of 2022, maintain the cost structure of the trial and report topline results in mid-2023, as previously reported.

The table below shows an overview of the interim blinded safety data in the study. As the data has not been fully cleaned, since the study is ongoing, this table should not be seen as the final and definitive adverse event table, but is included here to provide an impression of the character of the serious adverse events that have been reported in the study as treatment emergent (i.e. starting after the onset of dosing of the experimental drug inhalations). Since the table represents a blend of patients on placebo, the 3 mg dose of GB0139 and the 10 mg dose of GB0139, including those taking concomitant nintedanib and pirfenidone, no firm conclusion can be made that these reported serious treatment emergent adverse events are related to GB0139 and conversely neither that they are unrelated to the GB0139 therapy.

Figure 7. GALACTIC-1 Interim blinded safety data as of March 2021

Completed Phase 1/2a Clinical Trial - Phase 2a Part in IPF Patients

We have conducted a randomized placebo-controlled Phase 1/2a multi-dose trial of GB0139 in the U.K., with the Phase 2a part conducted in 24 IPF patients. Patients in this part received 0.3, 3, or 10 mg of GB0139 or placebo control by inhalation once daily for 14 days. All patients completed the 14-day dosing and BAL samples were obtained for all patients before dosing and at the conclusion of dosing.

GB0139 was generally well-tolerated in these patients with no serious drug-related adverse events, and there were no discontinuations in the trial. There were four incidents of mild adverse events (fever, upper respiratory tract infection, abnormal taste in mouth and dry throat) that were deemed possibly or probably drug related.

Despite the presence of lung damage from IPF in patients entering this trial, inhalation of GB0139 resulted in highly reproducible drug levels (see Figure 8 below, which shows very tight standard deviation intervals) that were very consistent between patients and demonstrated higher systemic uptake of GB0139 than in healthy adult males in the Phase 1 part of the trial. This indicates that IPF patients are able to receive an inhaled drug to the peripheral parts of their lungs, which is the site of disease. Although observed at very low plasma concentrations, the higher plasma levels of GB0139 observed in the IPF patients is probably due to a loss of alveolar barrier integrity with increased epithelial permeability, which is present in the fibrotic lung.

Figure 8. Consistent exposure of GB0139 among IPF patients in Phase 2a trial

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

Figure 9. GB0139 led to dose-dependent decrease of galectin-3 in alveolar macrophages

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

PDGF-BB
plasma PDGF-BB (% baseline)
800
600
400
200
0
placebo
0.3mg GB0139
3mg GB0139
10mg GB0139
PAI-1
plasma PAI-1 (% baseline)
400
300
200
100
0
YKL-40
plasma YKL-40 (% baseline)
150
100
50
0
PDGF-AA
plasma PDGF-AA (% baseline)
600
400
200
0
MCP-1
plasma MCP-1 (% baseline)
500
400
300
200
100
0

Figure 10. Inhaled GB0139 leads to significant reduction in serum levels of a panel of fibrosis biomarkers and correlation between reduction of the plasma biomarkers and the alveolar macrophage surface galectin-3 levels

The observation that these fibrosis-related biomarkers in plasma are concertedly and markedly reduced upon dosing IPF patients with GB0139 supports the key role of galectin-3 in IPF and the potential of GB0139 to generate antifibrotic activity in these patients. The levels of galectin-3 in alveolar macrophages directly correlate with the levels of serum biomarkers of fibrosis, including YKL-40, which has been shown to have prognostic significance in IPF. Four highly relevant disease biomarkers, PDGF, MCP-1, PAI-1 and YKL-40, have been shown to have prognostic significance in IPF and have a well described relationship with myofibroblast activity in vitro. In our completed Phase 2a clinical trial, these biomarkers were reduced from baseline in several dose groups compared to placebo and may offer a less invasive measure of pharmacodynamic effects going forward. In a post-hoc analysis of the ASCEND trial and the two CAPACITY trials, which were the three phase 3 clinical trials used for the approval of pirfenidone, YKL-40 was prognostic for progression in the test cohort. However, there was no association between pirfenidone treatment and the longitudinal concentration of any biomarker. In another study comparing treatment naïve IPF patients with those on antifibrotic treatment (pirfenidone or nintedanib), CA-125, CXCL13, MMP7, YKL-40 and OPN predicted differential transplant free survival in treated patients, but at higher thresholds than treatment naïve individuals. There is therefore substantial evidence that several biomarkers are related to disease severity and prognosis, several of which were significantly reduced in plasma of IPF patients after 2 weeks of treatment with inhaled GB0139. The biomarker data suggested a low degree of dose response between the 3 mg dose and the 10 mg dose. Following the recommendation of the DSMB in March 2021 and the subsequent amendment of the GALACTIC-1 trial protocol, the GALACTIC-1 trial is now focused on studying the 3 mg dose of GB0139, as compared to placebo, over 52 weeks.

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

GB2064 for the Treatment of Myelofibrosis

We are leveraging our knowledge of mechanisms underlying fibrosis and other related diseases to develop product candidates for indications beyond lung fibrosis and targeting pathways that are complementary to galectin-3. We are currently developing GB2064, a selective oral LOXL2 inhibitor, for the treatment of myelofibrosis.

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

Current Treatments for Myelofibrosis and Their Limitations

The only currently approved specific therapeutic treatments for myelofibrosis are inhibitors of JAK2, consisting of ruxolitinib marketed as JAKAFI® by Incyte in the United States and JAKAVI® by Novartis outside of the United States and fedratinib, marketed as Inrebic® by Celgene/BMS. These kinase inhibitors provide symptomatic benefit, but only modest reductions in bone marrow fibrosis. In patients dosed for four or more years with ruxolitinib, for example, only one-third of patients showed reductions in fibrosis. Additionally, 60% of patients on ruxolitinib become transfusion dependent, versus 38% of patients in the placebo group. 16.8% of patients treated with ruxolitinib and 0.7% of patients treated with placebo developed newly occurring or worsening Grade 1 elevations in cholesterol. The incidence of Grade 2 cholesterol elevations was 0.6% for ruxolitinib with no Grade 3 or 4 cholesterol elevations. Despite this, total worldwide sales of ruxolitinib and fedratinib combined were approximately $3.3 billion and $2.8 billion in 2020 and 2019, respectively.

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

Our Solution - GB2064

We have chosen to pursue myelofibrosis as our first indication for GB2064 due to the upregulation of the LOXL2 in a number of fibrotic diseases, including myelofibrosis, the drug activity seen in preclinical data, the rapid rate of progression of the disease, and the relative ease of following disease progression through serum samples and bone marrow biopsies. In preclinical models, GB2064 is approximately 400-fold more selective for human LOXL2 over other human LOX enzymes. GB2064 has shown activity in a number of preclinical models of fibrosis; has demonstrated good pharmacokinetics; and was generally well-tolerated in a Phase 1 trial in healthy adults. While the current standard of care for myelofibrosis consists of inhibitors of the JAK2 protein kinase, which only alleviate the disease symptoms through inhibition of cell proliferation but do not directly target fibrosis, we believe that GB2064 has the potential to be a disease-modifying therapy because it is designed to have a direct impact on the fibrotic process and slow the progression of the disease.

Overview of Ongoing Clinical Trial – MYLOX-1 Trial

During the third quarter of 2021, we initiated the Phase 2a MYLOX-1 trial examining GB2064 for the treatment of myelofibrosis. We plan to enroll at least 16 evaluable patients who are ineligible for or who do not tolerate JAK inhibitors in the MYLOX-1 trial, who will be dosed for nine months with 1000 mg of oral GB2064 twice daily. The primary endpoint of this trial is safety and secondary endpoints include measurements of drug levels in the bone marrow and grade of fibrosis, improvement of anemia and/or thrombocytopenia and assessment of spleen and liver size. We expect to complete enrollment in the second quarter of 2022 and interim results to be available in mid-2022. We also expect topline results to be available in the fourth quarter of 2022.

Figure 11. MYLOX-1 trial design

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

GB1211 for the Treatment of Cancer and Fibrosis

We believe GB1211, a selective oral galectin-3 inhibitor, has the potential to treat multiple types of fibrosis and oncology indications. We are developing GB1211 initially for the treatment of NSCLC, a disease with high mortality and few treatment options, and for liver cirrhosis, a disease with no regulatory approved treatments except for symptomatic therapy or liver transplant. We may also consider developing GB1211 for other cancers and fibrotic diseases.

NSCLC Background

Lung cancer is the most common fatal malignancy in the developed world accounting for approximately 1.7 million deaths per year worldwide. In the United States in 2021, it is estimated that there were approximately 236,000 new cases of lung cancer and approximately 132,000 deaths from lung cancer. NSCLC is believed to account for about 85% of all lung cancers.

Current Treatments for NSCLC and Their Limitations

NSCLCs are relatively insensitive to available treatments, which include surgery, irradiation and cytochemical therapy. With the advent of immunotherapy, a new understanding of the interplay between the immune system and cancer has evolved, and it is now increasingly understood that cancer can avoid immune detection and immune killing by a series of mechanisms. The readiness of the immune cells that can detect and kill cancer (including T-cells), the tumor micro-environment, or TME, in which they work, and cancer cell characteristics determine whether or not the immune system will be successful in killing cancer cells. A certain class of immune stimulation therapies have been developed and approved for treating lung cancer. The class is called checkpoint inhibitors, as these are compounds that specifically target and inhibit cell surface molecules, so-called “checkpoints”, that inhibit the activity of the immune system. The most well characterized class, the anti-PD-1 antibodies, have been shown to reduce mortality and increase progression free survival. However, even though these have been introduced in the clinic, mortality from lung cancer remains very high, as only approximately 30% of patients respond to anti-PD-1/PD-L1 therapies and approximately 20% of the patients treated with anti-PD-1/PD-L1 therapy show significant adverse lung effects, including inflammation and fibrosis.

One of the reasons that anti-PD-1/PD-L1 medicines are believed to only show limited efficacy is that factors in the tumor micro-environment reduce T-cell entry and induce T-cell anergy, which leads to reduced T-cell mediated toxicity. We believe one of these TME factors is high levels of galectin-3 in the tumor micro-environment. Galectin-3 has been shown to reduce T-cell entry and activity through binding to cells surface proteins, such as LAG3, PD-1 and the T-cell receptor. Further, galectin-3 disrupts the IFNγ gradient in the tumor, which in turn reduces T-cell chemotaxis. In addition, galectin-3 polarizes the tumor associated macrophage, which also reduce T-cell activation. Hence, blockade of galectin-3 may lead to increased T-cell number and activity in the tumor, though inhibition of these many factors.

Based on the wide tumor and metastasis promoting actions of galectin-3, we believe that our compounds targeting galectin-3 could counter many of the detrimental effects of galectin-3 and may be suitable as single agents or in combination with other check-point inhibitors, chemotherapy or chemo-irradiation therapies. Based on the favorable tolerability profile of our compounds observed to date, we believe our galectin-3 inhibitor therapies could be suitable for many clinical situations. In addition to galectin-3 inhibitors, we are progressing galectin-1 and galectin-9 inhibitors which may be useful in certain types of cancer.

Galectin-3 in NSCLC

Galectin-3 inhibition has the potential to both increase T-cell function as a single agent as well as to increase the efficacy of check-point inhibitors for NSCLC. In an animal model, we observed that oral administration of our galectin-3 inhibitors reduced human and mouse lung adenocarcinoma growth and blocked metastasis. Treatment with one of our galectin-3 inhibitors also potentiated the effects of a PD-L1 immune checkpoint inhibitor. Furthermore, in the clinic, a retrospective study showed that patients with high tumor staining for galectin-3 were resistant to treatment with pembrolizumab, an anti-PD-1 antibody approved for the treatment of NSCLC, and, by contrast, patients with low galectin-3 had a good response to pembrolizumab and a reduction in tumor volume. Similar data was also seen in melanoma patients, suggesting that the inhibition of galectin-3 may be broadly applicable in a number of cancers and indicating a central role of galectin-3 in the tumor defense mechanisms. Galectin-3 could be a biomarker for anti-PD-1/PD-L1 resistance and, therefore, for patients who may benefit from galectin-3 inhibition. While we will not screen for high galectin-3 in the currently planned GALLANT-1 trial, we do intend to use galectin-3 immunohistochemistry staining in NSCLC to select patients with high galectin-3 levels in the tumor tissue, who may respond to the combination of an anti-PD-1/PD-L1 therapy and our galectin-3 inhibitor GB1211. Because we also measure circulating levels of galectin-3, this may also prove suitable for patient selection. Galectin-3 is an FDA approved biomarker for fibrotic heart disease.

Figure 12. High galectin-3 expression in 34 patients with NSCLC strongly correlated with tumor resistance to pembrolizumab

Liver Cirrhosis

Fibrous tissue accumulation is seen in the liver as a result of continued liver injury driven by a different stimulus or the autoimmune processes. The process of chronic inflammation leads to a progressive accumulation of extracellular matrix, or a scar tissue. Although different chronic liver diseases are characterized by distinct patterns of fibrosis deposition, the development of cirrhosis represents a common outcome and leading to similar clinical consequences, and ultimately liver related death.

Cirrhosis is defined histologically as a diffuse process in which the normal anatomical lobules are gradually replaced by architecturally abnormal nodules separated by fibrous tissue. Different histological scoring systems have been defined to describe the stages of transformation from lack of fibrosis through formation of a portal, periportal and bridging fibrosis to cirrhosis. Our preclinical data suggests that inhibition of galectin-3 may counter established liver cirrhosis and could therefore become one of the first disease-modifying agents for liver cirrhosis.

Current Treatments for Liver Cirrhosis and Their Limitations

There are no FDA approved drugs for liver cirrhosis. In general, therapeutic interventions are limited to supportive care relating to complications caused by the liver not functioning, and, in advanced cases, liver transplantation. As such, this is an area of unmet medical need.

Galectin-3 in Liver Cirrhosis

Our initial target indication for GB1211 in fibrosis is liver cirrhosis. While the historical view was that established fibrosis is very difficult to impact, our preclinical data suggest that galectin-3 inhibition could reduce established fibrosis. Galectin-3 is a central regulator of chronic inflammation and fibrogenesis. Although not present in normal hepatocytes, galectin-3 expression is markedly increased in cirrhotic human liver secondary to a wide range of etiologies including viral-induced liver disease (Hepatitis B and C), NASH, autoimmune, copper or iron overload, primary biliary cirrhosis and alcohol-induced liver disease. Galectin-3 levels are highest in the F3/F4 fibrotic stages compared to F0/F1 and may arise by the impaired hepatic removal and/or by higher hepatic synthesis of galectin-3. Systemic galectin-3 is also increased in alcoholic liver disease and negatively correlates with liver function and Child-Pugh score.

In rodent models, galectin-3 expression is increased temporally in areas of bridging fibrosis and at the periphery of the hepatocyte nodules in the liver following CCl4 administration. Galectin-3 is also increased in other models of liver fibrosis including thioacetamide-induced and nutritionally deficient, dietary models of hepatocelluar and biliary injury in mice. In models of primary biliary cirrhosis, galectin-3 may mediate injury in these models via activation of the inflammasome and IL33/sT2 pathways. Global genetic deletion of galectin-3 results in reduced fibrosis in several models of toxin-induced, dietary- and surgically induced liver fibrosis in mice. These data suggest that galectin-3 up-regulation within the liver is a basic response to liver injury, irrespective of the initiating agent or disease process. As a result, we believe galectin-3 inhibitors have the potential to be a therapy for NASH or liver cirrhosis.

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

Our Solution – GB1211

We believe GB1211 has the potential to treat multiple types of fibrosis and oncology indications. We have demonstrated anticancer and fibrosis activity of GB1211 in several preclinical models and have completed a Phase 1 trial in 78 healthy volunteers, where GB1211 showed good pharmacokinetics and was generally well-tolerated. Additionally, GB1211 has shown anticancer effects in preclinical models, specifically in NSCLC tumors high in galectin-3 and resistant to anti-PD-1.

Overview of Clinical Trials

Planned Phase 2a Clinical Trial in NSCLC – GALLANT-1 Trial

We plan to conduct the Phase 2a GALLANT-1 trial, a randomized, double blind study in NSCLC using GB1211 in combination with atezolizumab (Tecentriq®), in accordance with the clinical trial design included in Figure 13 below. In November 2021, we announced that we had entered into a clinical trial supply agreement with Roche for this planned Phase 2a trial of GB1211 in combination with Tecentriq®, a PD-L1 checkpoint inhibitor, for the treatment of NSCLC. This trial is designed to study the effect of GB1211 and Tecentriq® on tumor shrinkage, as well as secondary endpoint measures such as overall survival, progression-free survival and others. We also plan to analyze how plasma galectin-3 levels and tumor galectin-3 correlate with tumor response. We expect to initiate the GALLANT-1 trial in the second quarter of 2022 and topline results to be available in mid-2023.

Figure 13. GALLANT-1 trial design

Ongoing Phase 1b/2a Clinical Trial in Liver Cirrhosis – GULLIVER-2 Trial

We are currently conducting the Phase 1b/2a GULLIVER-2 trial of GB1211 for liver cirrhosis that is focused on safety and the effect on liver function and fibrosis biomarkers. We have completed the Part 1 study examining PK and safety and tolerability of GB1211 in healthy volunteers and patients with moderate hepatic impairment. In December 2021, we initiated Part 2 of the study, which is a randomized, double blind placebo controlled cohort with 30 patients with liver cirrhosis and moderate hepatic impairment. This part of the study is designed to observe the safety and tolerability of GB1211 over 12 weeks, but also measure liver function, fibrosis biomarkers and fibrosis detection of liver echo reactivity. In January 2022, we initiated Part 3 of the study, which is designed to evaluate patients with liver cirrhosis and severe hepatic impairment. This part of the study is examining PK and safety and tolerability of GB1211. We expect to complete enrollment of the study in the second quarter of 2022 and topline results to be available in the fourth quarter of 2022.

Figure 14. GULLIVER-2 trial design

Completed Phase 1 Clinical Trial

We have completed a Phase 1 single ascending dose and multiple ascending dose trial of GB1211 in 78 healthy volunteers in the U.K. GB1211 was generally well-tolerated with no drug-related serious adverse events at any doses up to the maximum dose tested of 400 mg.

Preclinical Data

The effect of GB1211 was evaluated in a mouse model of carbon-tetrachloride-induced liver fibrosis. In two separate studies, fibrosis was induced in mice, which were then given either GB1211 or placebo. Mice dosed with 10 mg/kg GB1211 twice a day had significantly lower levels of liver fibrosis compared to mice given placebo as detected by histological staining of liver sections with a collagen-specific dye, picrosirius red. This reduction in fibrosis was observed in the absence of changes in liver weight or body weight. These findings were consistent when compared with a standard measurement of collagen content using levels of hydroxyproline, a major component of collagen.

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

There are a large number of large biotechnology and biopharmaceutical companies that are currently pursuing the development of products for the treatment of fibrosis and cancer, and smaller number of companies seeking to develop treatments for liver cirrhosis. Companies that we are aware of that are targeting the treatment of fibrotic and related diseases include large companies with significant financial resources such as Pharmaxis Ltd, Biogen, Inc., AbbVie Inc., Gilead Sciences, Inc., Pliant Therapeutics, Inc., Galectin Therapeutics, Inc., FibroGen, Inc., Liminal BioSciences, Inc., Galapagos NV, Bristol Myers Squibb Co., Madrigal Pharmaceuticals, Inc., Inventiva, Akero Therapeutics, Inc., Roche Holding AG and Novartis AG. However, we know of no other companies currently in clinical development with an inhaled or orally available small molecule inhibitor of galectin-3 or an orally available small molecule inhibitor of LOXL2 for myelofibrosis.

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

GB0139

As of February 15, 2022, we owned five patent families that included seven issued U.S. patents, three pending U.S. patent applications, as well as issued and pending foreign counterpart patents and patent applications, relating to our product candidate, GB0139. These patent families include U.S. Patent No. 9,243,021, which is directed to composition of matter of and methods of treatment using compound GB0139; and U.S. Patent Nos. 10,307,403 and 10,369,136, which are directed to composition of matter of and methods of treatment using a polymorphic form of compound GB0139. U.S. Patent No. 9,243,021 is expected to expire in 2033, and U.S. Patent Nos. 10,307,403 and 10,369,136 are expected to expire in 2036, absent any patent term extension. The other issued U.S. patents are expected to expire between 2029 and 2036, absent any patent term extension. If we continue to pursue patent protection, and if any patents issue based on our pending applications, we expect such patents to expire between 2033 and 2040, absent any patent term adjustment and patent term extension in the United States.

GB1211

As of February 15, 2022, we owned three patent families that included two issued U.S. patents, two pending U.S. patent application, as well as pending foreign counterpart patent applications, and one international patent application filed under the Patent Cooperation Treaty, or PCT, relating to our product candidate, GB1211. One patent family includes U.S. Patent No. 10,526,360 and U.S. Patent No. 10,774,102 which are directed to composition of matter of D-galactopyranose compounds of which compound GB1211 is a species. The issued U.S. patents are expected to expire in 2036, absent any patent term extension. If we continue to pursue patent protection, and if any patents issue based on our pending applications, we expect such patents to expire in 2036, absent any patent term extension in the United States.

Our other patent families include one pending U.S. patent application, and pending foreign counterpart patent applications, as well as an international PCT patent application, which is not eligible to become an issued patent until, among other things, we file a patent application in regional or national patent offices within 30 or 31 months of the earliest-filed patent application in the chain of priority. If we continue to pursue patent protection and in addition file one or more patent applications with respect to our international PCT patent application, and if any patents issue based on the international PCT patent application, we expect such patents, if issued, to expire in 2040, absent any patent term adjustment and patent term extension in the United States.

GB2064

As of February 15, 2022, we owned three patent families that included three issued U.S. patents, four pending U.S. patent applications, as well as issued and pending foreign counterpart patent and patent applications, relating to our product candidate, GB2064. These patent families include U.S. Patent Nos. 10,150,732 and 10,570,094, which are directed to composition of matter of and methods of treatment using compound GB2064. The issued U.S. patents are expected to expire in 2036, absent any patent term extension. The third issued patent U.S. Patent No 10,774,069 is directed to crystalline forms of GB2064. This patent is expected to expire in 2037, absent any patent term extension. If we continue to pursue patent protection, and if any patents issue based on our pending applications, we expect such patents to expire between 2036 and 2037, absent any patent term adjustment and patent term extension in the United States.

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

A product may also be eligible for accelerated approval if it treats a serious or life-threatening disease or condition, generally provides a meaningful advantage over available therapies and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of accelerated approval, the FDA requires that a sponsor perform adequate and well-controlled post-marketing clinical trials. If the FDA concludes that a drug shown to be effective can be safely used only if distribution or use is restricted, it will require such post-marketing restrictions, as it deems necessary to assure safe use of the product. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the agency, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period.

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

FDA regulations require that products be manufactured in specific facilities and in accordance with cGMP regulations which require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

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

•	federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs;
•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
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

In the event we decide to conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials, we may be subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EEA, including personal health data, is subject to the GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission (“EC”) has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

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

Since its enactment, there have been numerous judicial, administrative, executive, and  legislative efforts to expand, repeal, replace or modify the ACA, some of which have been successful, in part, in modifying the law, as well as court challenges to the constitutionality of the law. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.

Prior to the Biden administration, on October 13, 2017, former President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. The former Trump administration concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until those appropriations are made. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. On August 14, 2020, the U.S. Court of Appeals for the Federal Circuit ruled in two separate cases that the federal government is liable for the full amount of unpaid CSRs for the years preceding and including 2017. For CSR claims made by health insurance companies for years 2018 and later, further litigation will be required to determine the amounts due, if any. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued the payments were owed to them. On April 27, 2020, the United States Supreme Court reversed the U.S. Court of Appeals for the Federal Circuit's decision and remanded the case to the U.S. Court of Federal Claims, concluding the government has an obligation to pay these risk corridor payments under the relevant formula. It is unclear what impact these rulings will have on our business.

In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted:

•On August 2, 2011, the U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022.

•On January 2, 2013, the U.S. American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.

•On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

•On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

•On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.

•On December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax.  It is impossible to determine whether similar taxes could be instated in the future.

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. At a federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita.  However, on December 29, 2021 CMS rescinded the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the FYs 2019 and 2018 reimbursement formula on specified covered outpatient drugs (“SCODs”). The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but was denied on October 16, 2020. Plaintiffs-appellees filed a petition for a writ of certiorari at the Supreme Court on February 10, 2021. On Friday July 2, 2021, the Supreme Court granted the petition. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any.

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

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like an IND prior to the commencement of human clinical trials. In the EU, for example, a clinical trial authorization application, or CTA, must be submitted for each clinical protocol to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is accepted in accordance with a country’s requirements, the clinical trial may proceed.

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

In April 2014, the European Union adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. It will overhaul the current system of approvals for clinical trials in the European Union. Specifically, the new legislation, which will be directly applicable in all EU member states (meaning that no national implementing legislation in each European Union member state is required), aims at simplifying and streamlining the approval of clinical trials in the European Union. For instance, the new Clinical Trials Regulation provides for a streamlined application procedure via a single-entry point and strictly defined deadlines for the assessment of clinical trial applications. It is expected that the new Clinical Trials Regulation will come into effect following confirmation of full functionality of the Clinical Trials Information System, the centralized EU portal and database for clinical trials foreseen by the new Clinical Trials Regulation, through an independent audit. The new Clinical Trials Regulation entered into application on January 31, 2022.

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

Human Capital

As of December 31, 2021, we had 40 full-time employees, including six who hold M.D. degrees and 14 who hold Ph.D. degrees. Within our workforce, 30 employees are engaged in research and development activities and ten are engaged in business development, finance, legal and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

We have a team of knowledgeable and highly skilled scientific employees who are crucial to the success of our business. As we strive to be an employer of choice and maintain the strength of our workforce, we consistently assess the current business environment and labor market to refine our compensation and benefits programs and other resources available to our employees. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. We believe that a compensation program with both short-term and long-term awards provides fair and competitive compensation and aligns employee and stockholder interests, including incentivizing business performance and integrating compensation with our overall business plans and strategy.

We are committed to investing in the development of our people and creating an environment where diverse perspectives and backgrounds are encouraged and supported. We host weekly company-wide sessions where ideas are discussed, feedback on corporate initiatives is received, scientific breakthroughs are shared and other corporate updates are provided. Our people’s voices are central to identifying how we, as an organization, can strengthen the organization further and maintain high retention. Based on our growth in 2021, we recently initiated a bi-annual employee satisfaction survey throughout the organization, and have received positive feedback. Our future focus is to maintain and grow employee satisfaction by working systematically based on the feedback received from our team. During 2021, we added a dedicated human resources individual to the management team to ensure that our people continue to be highly prioritized. We have taken several initiatives to ensure continued strengthening of our team, thereby supporting the future success of our business.

Diversity, equality and inclusion are fundamental pillars of our culture, and have been since Galecto was founded in 2011. We believe that an equitable and inclusive environment with diverse teams creates higher engagement, better solutions and higher productivity, and is crucial to our efforts to attract and retain key employees and improve the business. The composition of our organization accounts for more than 15 different nationalities and our workforce is 55% male and 45% female.

The success of our business is fundamentally connected to the well-being, health and safety of our employees. In an effort to protect the health and safety of our employees, we took proactive action from the earliest signs of the COVID-19 outbreak, which included having employees work remotely while management monitored and implemented additional safety measures on-site in preparation for an eventual return to the office. While our offices have reopened, much of our workforce continues to work remotely, wherever possible.

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

We have incurred significant net losses since our inception and have financed our operations principally through equity and debt financing. We continue to incur significant research and development and other expenses related to our ongoing operations. For the years ended December 31, 2021 and 2020, we reported a net loss of $51.8 million and $34.8 million, respectively. As of December 31, 2021, we had an accumulated deficit of $156.1 million. We have devoted substantially all of our resources and efforts to research and development, and we expect that it will be several years, if ever, before we generate revenue from product sales. Even if we receive marketing approval for and commercialize one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to develop and market additional potential product candidates.

We expect to continue to incur significant losses for the foreseeable future, and we anticipate that our expenses will increase substantially if, and as, we:

•

advance our most advanced product candidate, GB0139, our other current fibrosis and oncology product candidates and any future product candidates through clinical development, and, if successful, later-stage clinical trials;

•	advance our preclinical development programs into clinical development;
•

experience delays or interruptions to preclinical studies, clinical trials, our receipt of services from our third-party service providers on whom we rely, or our supply chain, including delays due to the ongoing COVID-19 pandemic;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	commercialize GB0139, our other current fibrosis and oncology product candidates and any future product candidates, if approved;
•	increase the amount of research and development activities to discover and develop product candidates;
•	hire additional clinical development, quality control, scientific and management personnel;
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

Developing biotechnology and biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our planned and ongoing clinical trials of GB0139, GB2064 and GB1211 and any future product candidates that we may develop, seek regulatory approvals for any of our product candidates and to launch and commercialize any products for which we receive regulatory approval. We also expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce or eliminate one or more of our research and drug development programs or future commercialization efforts.

As of December 31, 2021, we had $109.2 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and in any event, we will require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development, marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

Our business is highly dependent on the success of our most advanced product candidate, GB0139, as well as GB1211, GB2064 and any other product candidates that we advance into the clinic. All of our product candidates may require significant additional preclinical and clinical development before we may be able to seek regulatory approval for and launch a product commercially.

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We are very early in our development efforts, and our product candidates, including GB0139, are in early clinical development. Because GB0139 is our most advanced product candidate, if GB0139 encounters safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and business would be significantly harmed. We have conducted a placebo-controlled Phase 2a multi-dose trial of GB0139 in 24 IPF patients. We are currently conducting a Phase 2b placebo-controlled clinical trial of GB0139 in IPF patients. The primary endpoint of the trial is to assess annual rate of decline in forced vital capacity, or FVC, after one year of dosing. Reduction in decline of FVC is the primary endpoint that was accepted by the FDA for the approval of both of the currently approved treatments for IPF. Based on blinded FVC (lung function) data from patients in this trial, we have determined that it may be possible to demonstrate a meaningful effect with fewer than the planned target of up to 210 randomized patients. As a result of this statistical analysis, we are in the process of submitting for regulatory approval a protocol amendment to include a target patient population of 141 patients in the Phase 2b GALACTIC-1 trial; however, there is no assurance that FDA and other foreign regulatory authorities will agree to this protocol amendment. For future clinical trials of GB0139, including a Phase 3 clinical trial or trials, the design, duration, and scope of such clinical trials will be decided upon after further discussions with FDA or the EMA, as applicable. As a result, we are unable to predict with certainty the estimated timing or scope of future clinical trials of GB0139 we may conduct.

Before we can generate any revenue from sales of our most advanced product candidate, GB0139, or any of our other fibrosis or oncology product candidates, we must undergo additional preclinical and clinical development, regulatory review and approval in one or more jurisdictions. In addition, if one or more of our product candidates are approved, we must ensure access to sufficient commercial manufacturing capacity and conduct significant marketing efforts in connection with any commercial launch. These efforts will require substantial investment, and we may not have the financial resources to continue development of our product candidates.

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

•

product-related side effects experienced by patients or subjects in our clinical trials or by individuals using drugs or therapeutics that we, data safety monitoring boards, or DSMBs, institutional review board, or IRBs, the FDA, other regulators or others view as relevant to the development of our product candidates;

•

delays in submitting investigational new drug, or IND, applications or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;

•	conditions imposed by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials, including our clinical endpoints;
•	delays in enrolling subjects in clinical trials, including due to the ongoing COVID-19 pandemic;
•	high drop-out rates of subjects from clinical trials;
•	inadequate supply or quality of product candidates or other materials necessary for the conduct of our clinical trials;
•	greater than anticipated clinical trial costs;
•	inability to compete with other therapies;
•	poor efficacy of our product candidates during clinical trials;
•	trial results taking longer than anticipated;
•	trials being subjected to fraud or data capture failure or other technical mishaps leading to the invalidation of our trials in whole or in part;
•	the results of our trials not supporting application for conditional approval in the EU;
•	unfavorable FDA or other regulatory agency inspection and review of a clinical trial site;
•	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
•	delays related to the impact of the spread of the COVID-19 pandemic, including the impact of COVID-19 on the FDA’s ability to continue its normal operations;
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

To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. In particular, the general approach for FDA approval of a new drug is dispositive data from two well-controlled, Phase 3 clinical trials of the relevant drug in the relevant patient population. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and take years to complete. A product candidate can fail at any stage of testing, even after observing promising signals of activity in earlier preclinical studies or clinical trials. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. For example, in our earlier clinical trials, we did not identify any imbalance in the serious adverse events across study groups, in contrast to what was reported to us in March 2021 by the DSMB in our ongoing Phase 2b trial of GB0139. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biotechnology and biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved as therapeutic products, and there can be no assurance that any of our future clinical trials will ultimately be successful or support further clinical development of GB0139 or any of our other fibrosis or oncology product candidates. Product candidates that appear promising in the early phases of development may fail to reach the market for several reasons, including:

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

In addition, the standards that the FDA and comparable foreign regulatory authorities use when regulating our product candidates require judgment and can change, which makes it difficult to predict with certainty how they will be applied. Although we are initially focusing our efforts on development of small molecule drug products, we may in the future pursue development of biological products, which could make us subject to additional regulatory requirements. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations. Examples of such regulations include future legislation or administrative action, or changes in FDA policy during the period of product development and FDA regulatory review. We cannot predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support approval. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain approval of any product candidates that we develop.

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

We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of GB0139 or any of our other fibrosis or oncology product candidates in development.

We may experience delays in initiating or completing clinical trials. We also may experience numerous unforeseen events during, or as a result of, any future clinical trials that could delay or prevent our ability to receive marketing approval for, or to commercialize, GB0139 or any of our other fibrosis or oncology product candidates in development, including:

•	regulators or institutional review boards, or IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•

the FDA or other comparable regulatory authorities may disagree with our clinical trial design, including with respect to dosing levels administered in our planned and ongoing clinical trials, which may delay or prevent us from initiating or continuing our clinical trials with our originally intended trial design;

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

•

due to the impact of the COVID-19 pandemic, we have experienced delays in certain of our studies, including (i) a delay in recruitment for our ongoing Phase 2b trial of GB0139 in IPF patients, which has resulted in certain trial protocol amendments and increased costs and (ii) a delay in the initiation and recruitment of our planned and ongoing clinical trials of GB1211 and GB2064, and may continue to experience delays and interruptions to our preclinical studies and clinical trials, we may experience delays or interruptions to our manufacturing supply chain, or we could suffer delays in reaching, or we may fail to reach, agreement on acceptable terms with third-party service providers on whom we rely;
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

•	we may not have the financial resources available to complete our planned and ongoing clinical trials, or the cost of clinical trials of any product candidates may be greater than we anticipate;
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

We have completed a placebo-controlled Phase 2a multi-dose trial of GB0139 in 24 IPF patients and, with the exception of a number of minor reported adverse events (fever, upper respiratory tract infection, abnormal taste in mouth, dry throat), GB0139 was observed to be generally well-tolerated in these patients with no serious drug-related adverse events. We are currently conducting a double-blind placebo-controlled Phase 2b trial of GB0139. In March 2021, the DSMB for this trial recommended that, based upon a safety analysis of the data, the company discontinue dosing and enrolling patients in the 10 mg arm along with patients in the 3 mg arm who are receiving combination treatment with the currently approved treatments of IPF, nintedanib and pirfenidone. The DSMB informed the company, based on unblinded safety and efficacy data, that there was an imbalance in the serious adverse events across the study groups, but not an imbalance between the groups in mortality.

Our product candidates are designed to inhibit galectin-3 or LOXL2, and we believe such inhibition can play a key role in regulating fibrosis and cancer. However, our products are still in the testing phase. If significant adverse events or other side effects are observed in any of our ongoing or future clinical trials, including of GB0139 for the treatment of IPF, GB02064 for the treatment of myelofibrosis or GB1211 for the treatment of liver cirrhosis and NSCLC, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts altogether. Some potential therapeutics developed in the biotechnology and biopharmaceutical industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies.

If we continue to encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

Identifying and qualifying patients to participate in clinical studies of our product candidates is critical to our success. The timing of completion of our clinical studies depends in part on the speed at which we can recruit patients to participate in testing our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States.

To date, the COVID-19 pandemic has caused delays in certain of our studies, including (i) a delay in recruitment for our ongoing Phase 2b trial of GB0139 in IPF patients, which has resulted in certain trial protocol amendments and increased costs and (ii) a delay in the initiation and recruitment of our planned and ongoing clinical trials of GB1211 and GB2064. We may continue to experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients depends on many factors, including:

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

For example, we are initially developing GB0139 for the treatment of IPF, which is an orphan indication. In the United States, IPF is estimated to affect approximately 100,000 patients in the United States alone. As a result, we may encounter difficulties enrolling subjects in our clinical trials of GB0139 due, in part, to the small size of this patient population. In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. Certain of our clinical trials may also involve invasive procedures, such as bone marrow biopsies in our MYLOX-1 trial, which may lead some patients to drop out of trials to avoid these follow-up procedures.

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

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our future clinical trials, which could cause us to reprioritize our clinical trials and use of funds for such trials, prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

The design or execution of our ongoing and future clinical trials may not support marketing approval or commercialization.

The design or execution of a clinical trial can determine whether its results will support marketing approval and successful commercialization, and flaws in the design or execution of a clinical trial may not become apparent until the clinical trial is well advanced. Additionally, in some instances, there can be significant variability in safety or efficacy results between different trials with the same product candidate due to numerous factors, including differences in trial protocols, size and type of the patient populations, variable adherence to the dosing regimen or other protocol requirements and the rate of dropout among clinical trial participants. We do not know whether any clinical trials we conduct will demonstrate consistent or adequate efficacy and safety to obtain marketing approval to market our product candidates, or commercial acceptance thereafter. For example, we have designed our product candidates to be selective, but they may not be selective enough to achieve the desired safety or efficacy to gain marketing approval.

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

We intend to develop certain of our product candidates and potentially other product candidates in combination with other therapies, which exposes us to additional risks.

We intend to develop certain of our product candidates and likely other future product candidates in combination with one or more other approved or unapproved therapies to treat cancer or other diseases. For example, in November 2021, we announced that we had entered into a clinical trial supply agreement with Roche for our planned Phase 2a trial of GB1211 in combination with Tecentriq®, a PD-L1 checkpoint inhibitor, for the treatment of NSCLC. Although we may be able to observe activity of our product candidates as a monotherapy, it may be difficult to observe activity of our product candidates when administered with approved agents or investigational products. For example, based on an interim review of unblinded safety and efficacy data by a DSMB, the addition of GB0139 to nintedanib or pirfenidone was determined to potentially give rise to side effects that were not anticipated based on preclinical studies or early clinical studies in which GB0139 was given as a monotherapy, and, as a result, we modified our ongoing Phase 2b clinical for GB0139 to remove combination therapy. Such discoveries may lead to discontinuations of certain dosing groups and the modification or termination of our clinical trials. We are unable to predict how the results of our combination therapy trial cohorts could affect the prospects for securing marketing approval of GB0139 or commercial acceptance thereafter.

Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or comparable foreign regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product or that safety, efficacy, manufacturing or supply issues could arise with any of those existing therapies. If the therapies we use in combination with our product candidates are replaced as the standard of care for the indications we choose for any of our product candidates, the FDA or comparable foreign regulatory authorities may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our own products, if approved, being removed from the market or being less successful commercially.

We also may choose to evaluate our current product candidates or any other future product candidates in combination with one or more cancer therapies that have not yet been approved for marketing by the FDA or comparable foreign regulatory authorities. We will not be able to market and sell our current product candidates or any product candidate we develop in combination with an unapproved cancer therapy for a combination indication if that unapproved therapy does not ultimately obtain marketing approval either alone or in combination with our product. In addition, unapproved cancer therapies face the same risks described with respect to our product candidates currently in development and clinical trials, including the potential for serious adverse effects, delay in their clinical trials and lack of FDA approval.

If the FDA comparable foreign regulatory authorities do not approve these other products or revoke their approval of, or if safety, efficacy, quality, manufacturing or supply issues arise with, the products we choose to evaluate in combination with our product candidate we develop, we may be unable to obtain approval of or market such combination therapy.

We have obtained orphan drug designation for GB0139; however, we may be unable to maintain this designation or obtain orphan drug designation for our other fibrosis or oncology product candidates, and we may not be able to realize the benefits of such designation, including potential marketing exclusivity of our product candidates, if approved.

As part of our business strategy, we sought and have received orphan drug designation from the FDA and the European Commission for treatment of IPF for GB0139; however, we may not be able to maintain this status. We may also seek orphan drug designation for future product candidates, and we may be unsuccessful in obtaining this designation. Regulatory authorities in some jurisdictions, including the United States and other major markets, may designate drugs intended to treat conditions or diseases affecting relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, or the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.

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

Even though we have obtained orphan drug designation for GB0139, and even if we are able to obtain orphan drug exclusivity for a future product candidate, that exclusivity may not effectively protect the relevant product candidate from competition because different therapies can be approved for the same condition and the same therapies can be approved for different conditions but used off-label for the orphan disease. Even after an orphan drug is approved, the FDA may subsequently approve another product for the same condition if the FDA concludes that the latter product is not the same product or is clinically superior to the protected orphan drug because it is shown to be safer or more effective or makes a major contribution to patient care. The FDA may reevaluate its regulations and policies under the Orphan Drug Act. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

We currently conduct and may in the future conduct clinical trials for our product candidates outside the United States.  The FDA, EMA or comparable foreign regulatory authorities may not accept data from such trials, and doing so subjects us to the risk that clinical development of our product candidates may be adversely affected by changes in local and regional political and economic conditions.

All of our ongoing clinical trials are enrolling or will seek to enroll some or all patients outside of the United States. The acceptance of trial data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authorities may be subject to certain conditions or may not be accepted at all. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; (ii) the trials were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA, EMA or any comparable regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

In particular, we are seeking to enroll IPF patients in our Phase 2b GALACTIC-1 trial in Ukraine. Any escalation of political tensions, economic instability, military activity or civil hostilities in Ukraine could disrupt or delay such trials, or adversely affect the timeliness of such trials. In connection with increasing tensions between Russia and the United States regarding Russia’s intentions with respect to Ukraine, the United States has threatened to impose aggressive additional sanctions against Russia if Russia invades Ukraine. Our ability to conduct these trials is dependent upon whether or not our involvement in such projects is restricted under U.S. or EU sanctions laws and the extent to which any of our current or prospective operations may become subject to those laws. Those laws may change from time to time, and any expansion of sanctions against Russia could hinder our ability to conduct such trials, which would result in the need for alternative trial sites, which would be costly and time-consuming and delay the clinical development of our product candidates.

Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates progress through preclinical to late-stage clinical trials to marketing approval and commercialization, various aspects of the development program, such as manufacturing methods and the product’s formulation, may be altered along the way in an effort to optimize yield, manufacturing batch size, minimize costs and achieve consistent quality and results. These changes carry the risk that they will not achieve their intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of our current clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates and generate revenue.

In addition, there are risks associated with process development and large-scale manufacturing for clinical trials or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with good manufacturing practices, lot consistency and timely availability of raw materials. Even if we obtain marketing approval for any of our product candidates, there is no assurance that our third-party manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other comparable foreign regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential commercial launch of the product or to meet potential future demand. Additionally, if we advance a biological candidate into IND-enabling studies, the manufacturing processes for biological products are more complex and expensive than with small molecule products and additional manufacturing suppliers may be needed to manufacture clinical supplies for these programs. If our contract manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

We face an inherent risk of product liability as a result of testing GB0139 and any of our other fibrosis or oncology product candidates in clinical trials and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical trials, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even a successful defense of these claims would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We will need to obtain additional insurance for clinical trials as GB0139, and any of our other fibrosis or oncology product candidates continue clinical development and as additional product candidates enter the clinic. However, we may be unable to obtain, or may obtain on unfavorable terms, clinical trial insurance in amounts adequate to cover any liabilities from any of our clinical trials. Our insurance policies may also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

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

There are a number of large biotechnology and biopharmaceutical companies that are currently pursuing the development of products for the treatment of the biological processes that drive fibrosis and certain cancers. Companies that we are aware of that are targeting the treatment of various fibrosis indications include large companies with significant financial resources such as Pharmaxis Ltd, Biogen, Inc., AbbVie Inc., Gilead Sciences, Inc., Pliant Therapeutics, Inc., Galectin Therapeutics, Inc., FibroGen, Inc., Liminal BioSciences, Inc., Galapagos NV, Bristol Myers Squibb Co., Madrigal Pharmaceuticals, Inventiva, Akero Therapeutics, Inc., Roche Holding AG and Novartis AG. However, we know of no other companies currently in clinical development with an inhaled or orally available small molecule inhibitor of galectin-3 or an orally available small molecule inhibitor of LOXL2 for myelofibrosis. For additional information regarding our competition, see “Business—Competition.”

Many of our current or potential competitors, either alone or with their strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do.

Mergers and acquisitions in the biopharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, more convenient, or less expensive than any products that we may develop. Furthermore, products currently approved for other indications could be discovered to be effective treatments of the biological processes that drive fibrosis as well, which could give such products significant regulatory and market timing advantages over GB0139 or other fibrosis product candidates that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we do, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, products or technologies developed by our competitors may render our potential product candidates uneconomical or obsolete and we may not be successful in marketing any product candidates we may develop against competitors. The availability of competitive products could limit the demand, and the price we are able to charge, for any products that we may develop and commercialize.

Risks Related to Marketing, Reimbursement, Healthcare Regulations and Ongoing Regulatory Compliance

Even if a product candidate we develop receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

Even if GB0139 or any other fibrosis or oncology product candidate we develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, such as Medicare and Medicaid programs and managed care organizations, and others in the medical community. In addition, the availability of coverage by third-party payors may be affected by existing and future health care reform measures designed to reduce the cost of health care. If the product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of biotechnology and biopharmaceutical products. Arrangements with third-party payors and customers can expose biotechnology and biopharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute, or AKS, and the federal False Claims Act, or FCA, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute biotechnology and biopharmaceutical products. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. See the section entitled, “Business — Government Regulation — Other Healthcare Laws”.

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

Manufacturers and their facilities are required to comply with extensive FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations and applicable tracking and tracing requirements. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any marketing application, and previous responses to inspection observations. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

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

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example, changes to our manufacturing arrangements; additions or modifications to product labeling; the recall or discontinuation of our products; or additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability. See the section entitled, “Business — Government Regulation — Current and Future Healthcare Reform Legislation”.

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

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biologic product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.

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

Separately, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, several companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

Additionally, a new California ballot initiative, the California Privacy Rights Act, or the CPRA, was passed in November 2020. Effective starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA.

Certain other state laws impose similar privacy obligations and we also expect that more states may enact legislation similar to the CCPA, which provides consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

In addition, on March 2, 2021, Virginia enacted the Consumer Data Protection Act, or the “CDPA. The CDPA will become effective January 1, 2023. The CDPA will regulate how businesses (which the CDPA refers to as “controllers”) collect and share personal information. While the CDPA incorporates many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of controllers. The new law will impact how controllers collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.

Also, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act, or the CPA, into law. The CPA will become effective July 1, 2023. The CPA is rather similar to Virginia’s CPDA but also contains additional requirements. The new measure applies to companies conducting business in Colorado or who produce or deliver commercial products or services intentionally targeted to its residents of the state that either: (1) control or process the personal data of at least 100,000 consumers during a calendar year; or (2) derive revenue or receive a discount on the price of goods or services from the sale of personal data and process or control the personal data of at least 25,000 consumers.

With the CPA, Colorado became the third state to enact a comprehensive privacy law but it is quite possible that other states will follow suit. The existence of comprehensive privacy laws in different states in the country will make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

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

Further, national laws of member states of the EU are in the process of being adapted to the requirements under the GDPR, thereby implementing national laws which may partially deviate from the GDPR and impose different obligations from country to country, so that we do not expect to operate in a uniform legal landscape in the EEA. Also, as it relates to processing and transfer of genetic data, the GDPR specifically allows national laws to impose additional and more specific requirements or restrictions, and European laws have historically differed quite substantially in this field, leading to additional uncertainty. In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission (EC) has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. To enable the transfer of personal data outside of the EEA or the UK, adequate safeguards must be implemented in compliance with European and UK data protection laws. On June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA (and not subject to the GDPR). The new standard contractual clauses replace the standard contractual clauses that were adopted previously under the EU Data Protection Directive. The UK is not subject to the EC’s new standard contractual clauses but has published a draft version of a UK-specific transfer mechanism, which, once finalized, will enable transfers from the UK. We will be required to implement these new safeguards when conducting restricted data transfers under the EU and UK GDPR and doing so will require significant effort and cost.

In addition to the GDPR, the European Union is also in the process of replacing the e-Privacy Directive (2002/58/EC) with a new set of rules taking the form of a regulation, which will be directly implemented in the laws of each European member state, without the need for further enactment. Originally planned to be adopted and implemented at the same time as the GDPR, the ePrivacy Regulation is still going through the European legislative process. Draft regulations were rejected by the Permanent Representatives Committee of the Council of EU on November 22, 2019; it is not clear when new regulations will be adopted.  Preparing for and complying with the GDPR and the ePrivacy Regulation (if and when it becomes effective) has required and will continue to require us to incur substantial operational costs and may require us to change our business practices. Despite our efforts to bring practices into compliance with the GDPR and before the effective date of the ePrivacy Regulation, we may not be successful either due to internal or external factors such as resource allocation limitations. Non-compliance could result in proceedings against us by governmental entities, customers, data subjects, consumer associations or others.

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

On June 23, 2016, the U.K. held a referendum in which a majority of the eligible members of the electorate voted to leave the EU, commonly referred to as Brexit. Pursuant to Article 50 of the Treaty on EU, the U.K. ceased being a member state of the EU on January 31, 2020. There was a transition period during which EU pharmaceutical laws continued to apply to the UK, which expired on December 31, 2020. However, the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021.This agreement provides details on how some aspects of the U.K. and EU’s relationship will operate going forward however there are still many uncertainties and how the TCA will take effect in practice is still largely unknown. This lack of clarity on future U.K. laws and regulations and their interaction with the EU laws and regulations may negatively impact foreign direct investment in the U.K., increase costs, depress economic activity and restrict access to capital.

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

We rely on third-party contract manufacturers to manufacture our product candidates for preclinical studies and clinical trials. We do not own manufacturing facilities for producing any clinical trial product supplies. There can be no assurance that our preclinical and clinical development product supplies will not be limited or interrupted, or that they will be of satisfactory quality or continue to be available at acceptable prices. For example, the extent to which the COVID-19 pandemic impacts our ability to procure sufficient supplies for the development of our product candidates will depend on the severity and duration of the spread of the virus and the actions undertaken to contain COVID-19 or treat its effects. Since the beginning of the COVID-19 pandemic, three vaccines for COVID-19 have received Emergency Use Authorization by the FDA and two of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. In particular, any replacement of our manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements.

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

We expect to continue to rely on third-party manufacturers if we receive regulatory approval for GB0139 or any other fibrosis or oncology product candidate. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third party manufacturing for product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. Our or a third party’s failure to execute on our manufacturing requirements and comply with cGMP could adversely affect our business in a number of ways, including:

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

We rely on a sole supplier or, in some cases, a limited number of suppliers for the manufacture of components of GB0139 and our other current fibrosis and oncology product candidates. If these suppliers are unable to supply necessary materials to us in the quantities we require, or at all, or otherwise default on their supply obligations to us, we may not be able to obtain alternative supplies from other suppliers on acceptable terms, in a timely manner, or at all. We also do not have long-term supply agreements with any of our suppliers. Our current contracts with certain suppliers may be canceled or not extended by such suppliers and, therefore, do not afford us with protection against a reduction or interruption in supplies. Moreover, in the event any of these suppliers breach their contracts with us, our legal remedies associated with such a breach may be insufficient to compensate us for any damages we may suffer.

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

In December 2019, a novel strain of coronavirus disease that causes COVID-19 was identified in Wuhan, China. With the spread of COVID-19 to a number of countries globally, including the United States, the disease outbreak was declared a pandemic by the World Health Organization in March 2020. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we closed our executive offices with our administrative employees continuing their work outside of the office. While our offices have reopened, much of our workforce continues to work remotely, wherever possible. The COVID-19 pandemic has caused delays or difficulties in (i) the recruitment of patients in our ongoing Phase 2b GALACTIC-1 trial for GB0139, which has resulted in certain trial protocol amendments and increased costs to us, and (ii) the initiation of and recruitment in our planned and ongoing clinical trials of GB2064 (MYLOX-1) and GB1211 (GALLANT-1 and GULLIVER-2), and may continue to experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak ultimately impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the identification of new variants of the virus, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

We may encounter difficulties in managing our growth, which could adversely affect our operations.

As of February 15, 2022, we had 40 full-time employees. As our clinical development and commercialization plans and strategies develop, and as we transition into operating as a public company, we will need to expand our managerial, clinical, regulatory, sales, marketing, financial, development, manufacturing and legal capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future growth would impose significant added responsibilities on members of management, including:

•	identifying, recruiting, integrating, maintaining and motivating additional employees;
•

managing our development and commercialization efforts effectively, including the clinical and FDA review process for GB0139 and any other fibrosis or oncology product candidates, while complying with our contractual obligations to contractors and other third parties; and

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

If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize GB0139 or any other fibrosis or oncology product candidates and, accordingly, may not achieve our research, development and commercialization goals.

In December 2019, we acquired PharmAkea Inc., or PharmAkea, and may acquire additional technology and complementary businesses in the future. Acquisitions involve many risks, any of which could materially harm our business, including the diversion of management’s attention from core business concerns, failure to effectively exploit acquired technologies, failure to successfully integrate the acquired business or realize expected synergies or the loss of key employees from either our business or the acquired businesses.

We have previously identified a material weakness in our internal control over financial reporting, which has since been remediated. If we experience future material weaknesses or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations.

In connection with our preparation and the audits of our financial statements as of and for the years ended December 31, 2020 and 2019, we and our independent registered public accounting firm identified a material weakness as defined under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and by the Public Company Accounting Oversight Board (United States) in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

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

We have remediated the material weakness and have taken steps to strengthen our internal control over financial reporting, such as the hiring of Jonathan Freve as Chief Financial Officer in the second quarter of 2020 and a Corporate Controller in the fourth quarter of 2020. Additionally, we have designed and implemented a cross functional risk assessment process to identify and assess changes in the business that could significantly impact internal control over financial reporting. If, in the future, we identify further material weaknesses in our internal controls over financial reporting, we may not detect errors on a timely basis, and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company, we will be required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The Nasdaq Global Select Market or other adverse consequences that would materially harm our business. In addition, we could become subject to investigations by Nasdaq, the SEC, and other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation and our financial condition, or divert financial and management resources from our core business.

An independent registered public accounting firm has not performed an evaluation of our internal control over financial reporting in accordance with the provision of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, because no such evaluation has been required. Had an independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, material weaknesses may have been identified.

If we lose key management personnel, or if we fail to recruit additional highly skilled personnel, our ability to develop current product candidates or identify and develop new product candidates will be impaired, could result in loss of markets or market share and could make us less competitive.

Our ability to compete in the highly competitive biotechnology and biopharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including Hans T. Schambye, M.D., Ph.D., our Chief Executive Officer and President, Anders Pedersen, our Chief Operating Officer, Bertil Lindmark, M.D., Ph.D., our Chief Medical Officer, Jonathan Freve, our Chief Financial Officer, and Stephanie Oestreich, our Chief Business Officer. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.

We conduct our operations globally from several locations including Denmark, the United States, Sweden, the U.K. and Canada. Competition for skilled personnel in our industry is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

•	the commencement, enrollment or results of our current fibrosis- and oncology- focused Phase 2 clinical trials of GB0139, GB1211 and GB2064;
•	any delay in identifying and advancing a clinical candidate for our other development programs;
•

any delay in our regulatory filings for GB0139 or our other fibrosis or oncology product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including, without limitation, the FDA’s issuance of a “refusal to file” letter or a request for additional information;

•	adverse results or delays in future clinical trials;
•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•	adverse regulatory decisions, including failure to receive regulatory approval of GB0139 or any other fibrosis or oncology product candidate;
•	changes in laws or regulations applicable to GB0139 or any other fibrosis or oncology product candidate, including, but not limited to, clinical trial requirements for approvals;

•	adverse developments concerning our manufacturers;
•	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
•	our inability to establish collaborations, if needed;
•	our failure to commercialize our product candidates, if approved;
•	additions or departures of key scientific or management personnel;
•	unanticipated serious safety concerns related to the use of GB0139 or any other fibrosis or oncology product candidate;
•	introduction of new products or services offered by us or our competitors;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	our ability to effectively manage our growth;
•	actual or anticipated variations in quarterly operating results;
•	our cash position;
•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•	publication of research reports about us or our industry, or product candidates in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	changes in the market valuations of similar companies;
•	changes in the structure of the healthcare payment systems;
•	overall performance of the equity markets;
•	sales of our common stock by us or our stockholders in the future;
•	trading volume of our common stock;
•	changes in accounting practices;
•	ineffectiveness of our internal controls;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	significant lawsuits, including patent or stockholder litigation;
•	general political and economic conditions; and
•	other events or factors, many of which are beyond our control.

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

As of February 15, 2022, our executive officers, directors and their affiliates beneficially hold, in the aggregate, approximately 18.6% of our outstanding voting stock. These stockholders, acting together, would be able to significantly influence all matters requiring stockholder approval. For example, these stockholders would be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

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

We are also a “smaller reporting company,” meaning that the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

We have broad discretion in the use of our existing cash, cash equivalents and marketable securities and may not use them effectively.

Our management has broad discretion in the application of our existing cash, cash equivalents and marketable securities. Because of the number and variability of factors that will determine our use of our existing cash, cash equivalents and marketable securities, their ultimate use may vary substantially from their currently intended use. Our management might not apply our existing cash, cash equivalents and marketable securities in ways that ultimately increase the value of our common stock. The failure by our management to apply these funds effectively could harm our business. Pending their use, we may invest our cash, cash equivalents and marketable securities in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not invest or apply our cash, cash equivalents and marketable securities in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2021, the facilities that we lease are the following:

Location	Primary Use	Approximate Square Footage	Lease Expiration Date	Renewal Option
Ole Maaloes Vej 3, DK-2200 Copenhagen N, Denmark	Office space	4,000	January 31, 2025	None
Evergreen House North, Grafton Place, London, NW1 2DX	Office space	749	August 31, 2022	None
Sahlgrenska Science Park AB, Medicinaregatan 8A, 413 90 Gothenburg, Sweden	Office space	388	May 30, 2023	None
Stevenage Open Innovation Bioscience Park, Stevenage, Hertfordshire, SG1 2FX	Laboratory space	522	January 6, 2024	None

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Certain Information Regarding the Trading of Our Common Stock

Our common stock trades on the Nasdaq Global Select Market under the symbol “GLTO” and has been publicly traded since October 29, 2020. Prior to that time, there was no established public trading market for our common stock.

Holders of Our Common Stock

As of February 15, 2022, we had 25,261,832 outstanding shares of common stock and no outstanding shares of preferred stock. At February 15, 2022, there were 34 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders represented by these record holders.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 5 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Recent Sales of Unregistered Securities

We deemed the grants and exercises of stock options issued under our equity compensation plans prior to the completion of our initial public offering in October 2020 to be exempt from registration in reliance on Rule 701 of the Securities Act as offers and sales of securities under compensatory benefit plans and contracts relating to compensation. Each of the recipients of securities in any transaction exempt from registration either received or had adequate access, through employment, business or other relationships, to information about us.

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

We raised $86.3 million in net proceeds after deducting underwriting discounts and commissions of $6.7 million and other offering expenses of $2.1 million payable by us. No underwriting discounts and commissions or offering expenses were paid directly or indirectly to any of our directors of officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

As of December 31, 2021, we have not used the net proceeds from our initial public offering. We have invested the unused net proceeds from the offering in money market and marketable securities accounts. We expect to use the net proceeds from the offering described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 30, 2020.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are a clinical-stage biotechnology company developing novel therapeutics that are designed to target the biological processes that lie at the heart of fibrotic diseases and cancer. Our strategy is to focus on diseases where current treatment options are limited and the unmet need is great. We concentrate on the development of small molecule inhibitors of galectin-3 and LOXL2 for the treatment of fibrotic diseases and cancer. Galectin proteins, and especially galectin-3, have been shown to be highly expressed in many fibrotic diseases and cancers and promote cancer progression, while the collagen cross-linking enzyme LOXL2 builds the backbone of fibrotic tissue and has been linked to cancer growth and metastasis. We believe our small molecule galectin and LOXL2 inhibitors are distinct from the current generation of antifibrotic and anticancer agents and have the potential to significantly improve patients’ clinical outcomes and enhance their quality of life.  During 2021, we advanced two compounds to Phase 2 clinical testing and now have three separate ongoing Phase 2 clinical trials and expect to initiate a fourth Phase 2 clinical trial in 2022.

Our most advanced product candidate, GB0139, is in Phase 2b clinical development and our other fibrosis or oncology product candidates and research initiatives are in early stages of clinical and preclinical development. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our operations to date have been financed primarily from our initial public offering, or IPO, the issuance of convertible preferred shares and convertible notes. Since inception, we have had significant operating losses. Our net loss was $51.8 million and $34.8 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $156.1 million and $109.2 million in cash, cash equivalents and marketable securities.

Galecto, Inc. was incorporated in Delaware in October 2019. Shares in Galecto Biotech AB, a Swedish operating company, were exchanged at a one-to-one ratio for shares in Galecto, Inc. in a common control/tax-free reorganization. As of December 31, 2021, the Company’s wholly owned subsidiaries were PharmAkea, Inc., Galecto Securities Corporation and Galecto Biotech AB. Galecto ApS, a Danish operating company, was Galecto Biotech AB’s wholly owned subsidiary.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities of $109.2 million as of December 31, 2021, will be sufficient to continue funding our development activities into the second half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.

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

In response to the impact of COVID-19, we have implemented certain measures intended to help us manage its impact, including a hybrid work-from-home strategy for administrative functions and operations. Despite our implementation of such measures, the actual and perceived impact of the COVID-19 pandemic is changing daily, and its ultimate effect on our business cannot be predicted. The COVID-19 pandemic has caused delays and difficulties in the (i) recruitment of patients in our ongoing Phase 2b GALACTIC-1 trial for GB0139, which has resulted in certain trial protocol amendments and increased costs to us, and (ii) initiation of and recruitment in our planned and ongoing clinical trials of GB2064 (MYLOX-1) and GB1211

(GALLANT-1 and GULLIVER-2). With respect to our GALACTIC-1 trial, due to the continued impact of the COVID-19 pandemic on screening and recruitment, we have added more investigator sites and have expanded the number of countries in which we are recruiting and, while not directly related to COVID-19, we recently submitted for approval a protocol amendment to reduce the target number of patients to be enrolled in the GALACTIC-1 trial. If COVID-19 continues to impact patient recruitment, we may not be able to maintain our planned timing for enrollment, which could require further amendments to trial protocols and delay planned readouts from our trials. We cannot assure you that we will not experience additional negative impacts associated with COVID-19, which could be significant. The COVID-19 pandemic may negatively impact our business, financial condition and results of operations, including by decreasing or delaying the enrollment of patients in our clinical trials or otherwise causing interruptions or delays in our programs and services. See “Risk Factors—Risks Related to Managing Our Business and Operations—The global pandemic of the novel coronavirus disease, COVID-19, has, and may continue to, adversely impact our business, including our preclinical studies and clinical trials” for more information regarding the potential impact of COVID-19 on our business and operations.

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

We have historically met the requirements to receive a tax credit in Denmark of up to $0.9 million per year for losses resulting from research and development costs of up to approximately $4.1 million per year. The tax credit is reported as a reduction to research and development expense in the consolidated statements of operations. We recorded a reduction to research and development expense of $0.9 million and $0.8 million for the year ended December 31, 2021 and 2020, respectively.

Our direct research and development expenses are not currently tracked on a program-by-program basis. We use our personnel and infrastructure resources across multiple research and development programs directed toward identifying and developing product candidates. The majority of our clinical spending in the years ended December 31, 2021 and 2020 was on GB0139.

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing GB0139, GB2064, GB1211 and any other product candidates, including investments in conducting clinical trials, manufacturing and otherwise advancing our programs. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain.

Because of the numerous risks and uncertainties associated with product development and the current stage of development of our product candidates and programs, we cannot reasonably estimate or know the nature, timing and estimated costs necessary to complete the remainder of the development of our product candidates or programs. We are also unable to predict if, when, or to what extent we will obtain approval and generate revenues from the commercialization and sale of our product candidates. The duration, costs and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:

•	successful completion of preclinical studies and initiation of clinical trials for GB0139, our other current fibrosis and oncology product candidates and any future product candidates;
•

successful enrollment and completion of our ongoing Phase 2b clinical trial for GB0139, our planned and ongoing clinical trials for GB2064 and GB1211, and any clinical trials for future product candidates;

•	data from our clinical programs that support an acceptable risk-benefit profile of our product candidates in the intended patient populations;
•

acceptance by the FDA, regulatory authorities in Europe, Health Canada or other regulatory agencies of the IND applications, clinical trial applications and/or other regulatory filings for GB0139, our other current fibrosis and oncology product candidates and any future product candidates;

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

Research and development activities account for a significant portion of our operating expenses. We expect our research and development expenses to increase for the foreseeable future as we continue to implement our business strategy, which includes advancing GB0139, GB2064 and GB1211 through clinical development and other product candidates further into clinical development, expanding our research and development efforts, including hiring additional personnel to support our research and development efforts, and seeking regulatory approvals for our product candidates that successfully complete clinical trials. In addition, product candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect our research and development expenses to increase as our product candidates advance into later stages of clinical development. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs, depreciation expense and other expenses for outside professional services, including legal, human resources, audit and accounting services and facility-related fees not otherwise included in research and development expenses. Personnel costs consist of salaries, benefits and equity-based compensation expense, for our personnel in executive, finance and accounting, business operations and other administrative functions. We expect our general and administrative expenses to increase over the next several years to support our continued research and development activities, manufacturing activities, increased costs of expanding our operations and operating as a public company. These increases will likely include increases related to the hiring of additional personnel, legal, regulatory and other fees and services associated with operating as a public company, director and officer insurance premiums and investor relations costs associated with being a public company.

Other Income (Expense), Net

Our other income (expense), net is comprised of:

•	Interest income: The interest income earned on our cash, cash equivalents, restricted cash and marketable securities is recorded in our statements of operations.
•

Foreign exchange: The functional currency of our subsidiaries in Denmark and Sweden is the Euro. Transactions denominated in currencies other than the Euro result in exchange gains and losses that are recorded in our consolidated statements of operations.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following sets forth our results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,		Change
	2021	2020	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$38,488	$24,627	$13,861	56%
General and administrative	13,739	9,010	4,729	52%
Total operating expenses	52,227	33,637	18,590	55%
Loss from operations	(52,227)	(33,637)	(18,590)	55%
Other income (expense), net	475	(1,200)	1,675	(140)%
Net loss	$(51,752)	$(34,837)	$(16,915)	49%

Research and development expenses

Research and development expenses were comprised of:

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Preclinical studies and clinical trial-related activities	$17,358	$10,289	$7,069
Chemistry, manufacturing and control	9,989	8,229	1,760
Personnel	7,383	3,752	3,631
Consultants and other costs	3,758	2,357	1,401
Total research and development expenses	$38,488	$24,627	$13,861

Research and development expenses were $38.5 million for the year ended December 31, 2021, compared to $24.6 million for the year ended December 31, 2020. The increase of $13.9 million was primarily related to an increase in clinical trial-related expenses of $7.1 million resulting from the GALACTIC-1 trial and the commencement of two new clinical trials, increased chemistry, manufacturing and control, or CMC, activities of $1.8 million, increased personnel costs due to additional headcount of $2.1 million and personnel costs for non-cash stock-based compensation of $1.5 million and increased other research and development costs of $1.4 million.

General and administrative expenses

General and administrative expenses were $13.7 million for the year ended December 31, 2021, compared to $9.0 million for the year ended December 31, 2020. The increase of $4.7 million was primarily related to increased personnel costs of $1.6 million due to additional headcount as well as non-cash stock-based compensation of $2.0 million and increased insurance costs and director fees associated with being a public company of $2.5 million, offset by a decrease in accounting costs of $1.2 million and other general and administrative costs of $0.2 million.

Other income (expense), net

Other income (expense) was $0.5 million for the year ended December 31, 2021, compared to other (expense) of $(1.2) million for the year ended December 31, 2020. The increase of $1.7 million was due to an increase in net interest income of $0.2 million as well as an increase in the net foreign exchange gain (loss) of $1.5 million.

Liquidity and Capital Resources

Sources of Liquidity

Our operations to date have been financed primarily through our recent IPO, the issuance of convertible preferred shares and convertible notes. On November 2, 2020, we completed an IPO of our common stock and issued and sold 6,342,207 shares of common stock at a public offering price of $15.00 per share, including 675,540 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, resulting in net proceeds of $86.3 million after deducting underwriting discounts and commissions and estimated offering expenses. Since inception, we have had significant operating losses. Our net losses were $51.8 million and $34.8 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $156.1 million and $109.2 million in cash, cash equivalents and marketable securities. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

On November 4, 2021, we filed with the SEC, and the SEC declared effective on November 12, 2021, a registration statement on Form S-3, or the Registration Statement, which registers the offering, issuance and sale of up to $200.0 million of our common stock, preferred stock, debt securities, warrants, subscription rights and/or units of any combination thereof. Simultaneous with the filing of the Registration Statement, we entered into an Open Market Sale AgreementSM with Jefferies LLC, as sales agent, to provide for the issuance and sale of up to $50.0 million of our common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the ATM Program. As of December 31, 2021, no sales had been made pursuant to the ATM Program.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(52,308)	$(38,203)
Net cash used in investing activities	(48,048)	—
Net cash provided by financing activities	—	187,389
Net increase (decrease) in cash and cash equivalents	$(100,356)	$149,186

Net Cash Used in Operating Activities

Cash used in operating activities of $52.3 million during the year ended December 31, 2021 was attributable to our net loss of $51.8 million together with a net decrease of $6.6 million in our working capital, offset by an increase in non-cash items of $6.1 million principally with respect to non-cash stock-based compensation and non-cash amortization of premiums and discounts on marketable securities.

Cash used in operating activities of $38.2 million during the year ended December 31, 2020 was attributable to our net loss of $34.8 million together with a net decrease of $4.6 million in our working capital, offset by an increase in non-cash items of $1.2 million principally with respect to non-cash stock-based compensation.

Net Cash Used in Investing Activities

Cash used in investing activities of $48.0 million for the year ended December 31, 2021 was attributable to $84.2 million for the purchase of marketable securities and $0.2 million for the purchase of property and equipment, offset by $36.4 million in proceeds from the sale of marketable securities.

We had no cash used in or provided by investing activities for the year ended December 31, 2020.

Net Cash Provided by Financing Activities

We had no cash used in or provided by financing activities for the year ended December 31, 2021.

Cash provided by financing activities for the year ended December 31, 2020 was $187.4 million comprised of net proceeds of $39.7 million from the issuance of our Series C convertible preferred shares in January 2020, net proceeds of $61.4 million from the issuance of Series D convertible preferred stock in September 2020 and net proceeds of $86.3 million received from our IPO in November 2020.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities of $109.2 million as of December 31, 2021 will be sufficient to continue funding our development activities into the second half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders, will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the progress, costs and results of our ongoing Phase 2b clinical trial of GB0139 and our planned and ongoing trials for our other product candidates;
•

the scope, progress, results and costs of discovery research, preclinical development, laboratory testing and clinical trials for our product candidates, including our ongoing Phase 2b clinical trial of GB0139;

•	the impacts of the ongoing COVID-19 pandemic;
•	the number of, and development requirements for, other product candidates that we pursue;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to enter into contract manufacturing arrangements for supply of active pharmaceutical ingredient, or API, and manufacture of our product candidates and the terms of such arrangements;
•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;
•	the payment or receipt of milestones and receipt of other collaboration-based revenues, if any;
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

•	the extent to which we acquire or in-license other products, product candidates, technologies or data referencing rights;
•	the ability to receive additional non-dilutive funding, including grants from organizations and foundations; and
•	the costs of continuing to operate as a public company.

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

The fair value of our awards in the year ended December 31, 2021 has been estimated using Black-Scholes based on the following assumptions: term of 6.0 years; volatility of 90.5%; risk-free rate of 0.7%; and no expectation of dividends. The fair value of our awards in the year ended December 31, 2020 has been estimated using Black-Scholes based on the following assumptions: term of 5.8 years; volatility of 90.1%; risk-free rate of 0.4%; and no expectation of dividends

We will continue to use judgment in evaluating the assumptions utilized for our equity-based compensation expense calculations on a prospective basis. In addition to the assumptions used in the Black-Scholes model, the amount of equity-based compensation expense we recognize in our consolidated financial statements includes stock option forfeitures as they occurred. We recognize forfeitures as they occur, and the compensation expense is reversed in the period that the forfeiture occurs.

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

We recognize tax benefits from uncertain tax positions only if (based on the technical merits of the position) it is more likely than not that the tax positions will be sustained on examination by the tax authority. The tax benefits recognized in the financial statements from such positions are measured based on the largest amount that is more than 50% likely to be realized upon ultimate settlement. We have not recorded any uncertain tax positions as of December 31, 2021 or 2020. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months. In the event we are assessed interest or penalties at some point in the future, they will be classified in the consolidated financial statements as a component of income tax expense. We have not incurred any interest or penalties.

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

Recently Adopted Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our consolidated financial statements for the years ended December 31, 2021 and 2020 for a discussion of recent accounting pronouncements.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2021:

	Payments due by period (in thousands)
	Total	Less than one year	One to three years	Three to five years	More than five years
Leases	$936	$442	$477	$17	$—
Total contractual obligations	$936	$442	$477	$17	$—

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

Emerging Growth Company and Smaller Reporting Company Status

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

We are also a “smaller reporting company,” meaning that the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

Our independent public accounting firm is EY Godkendt Revisionspartnerselskab, Copenhagen, Denmark, PCAOB Auditor ID 01757.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

As a result of the material weakness that existed as of December 31, 2020 related to the ineffective control environment, risk assessment, and control activities related to our financial statement closing process, primarily the lack of sufficient skilled personnel with U.S. GAAP and SEC reporting knowledge and expertise for purposes of timely and reliable financial reporting, as well as our dependence on third-party service providers for the preparation and closing of our financial records, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, management has completed the following changes to our internal controls that have materially affected our internal control over financial reporting during the year ended December 31, 2021:

•	Formalized and enhanced our control environment by establishing appropriate authorities and responsibilities in alignment with the objectives of internal control over financial reporting;
•	Designed and implemented a cross functional risk assessment process to identify and assess changes in the business that could significantly impact internal control over financial reporting;
•

Hired additional accounting personnel to supplement existing staff, including a Chief Financial Officer in the second quarter of 2020 and a Corporate Controller in the fourth quarter of 2020.  The new accounting personnel provided additional oversight and monitoring of the financial close and reporting process.

Management has assessed the above identified changes to its internal control over financial reporting to ensure that the changes have been properly designed and implemented and are operating effectively. The assessment performed has allowed management to conclude that the material weakness at December 31, 2020 has been remediated and that our internal control over financial reporting was effective as of December 31, 2021.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

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

(3)	Exhibits
Exhibit Number	Exhibit Description	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Amended and Restated Certificate of Incorporation of Registrant.	Form 8-K (Exhibit 3.1)	November 4, 2020	001-39655

3.2	Amended and Restated Bylaws of the Registrant.	Form 8-K (Exhibit 3.2)	November 4, 2020	001-39655

4.1	Specimen Common Stock Certificate.	Form S-1/A (Exhibit 4.1)	October 22, 2020	333-249369

4.2	Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated September 25, 2020.	Form S-1/A (Exhibit 4.2)	October 22, 2020	333-249369

4.3*	Description of Capital Stock

10.1#	2020 Stock Option and Grant Plan.	Form S-1/A (Exhibit 10.1)	October 22, 2020	333-249369

10.2#	2020 Equity Incentive Plan, and forms of award agreements thereunder.	Form 10-K (Exhibit 10.2)	March 29, 2021	001-39655

10.3#	Senior Executive Cash Incentive Bonus Plan.	Form S-1/A (Exhibit 10.3)	October 22, 2020	333-249369

10.4#	Form of Officer Indemnification Agreement between the Registrant and each of its executive officers.	Form S-1/A (Exhibit 10.4)	October 22, 2020	333-249369

10.5#	Form of Director Indemnification Agreement between the Registrant and each of its directors.	Form S-1/A (Exhibit 10.5)	October 22, 2020	333-249369

10.6#	Non-Employee Director Compensation Policy, as amended.	Form 8-K (Exhibit 10.1)	February 9, 2022	001-39655

10.7#	Service Agreement between Galecto Biotech ApS and Hans Schambye, dated April 23, 2013.	Form S-1/A (Exhibit 10.7)	October 22, 2020	333-249369

10.8#	Employment Contract between Galecto Biotech ApS and Anders H. Pedersen, dated January 23, 2013, as amended on August 24, 2017.	Form S-1/A (Exhibit 10.8)	October 22, 2020	333-249369

10.9#	Addendum to Employment Contract between Galecto Biotech ApS and Anders H. Pedersen, dated August 24, 2017.	Form S-1/A (Exhibit 10.9)	October 22, 2020	333-249369

10.10#	Employment Contract between Galecto Biotech ApS and Bertil E. Lindmark, dated November 28, 2019.	Form S-1/A (Exhibit 10.10)	October 22, 2020	333-249369

Exhibit Number	Exhibit Description	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.11#	Addendum to Employment Contract between Galecto Biotech ApS and Bertil E. Lindmark, dated January 15, 2020.	Form S-1/A (Exhibit 10.11)	October 22, 2020	333-249369

10.12#	Employment Agreement between Galecto, Inc. and Jonathan Freve, dated March 11, 2020.	Form S-1/A (Exhibit 10.12)	October 22, 2020	333-249369

10.13#	Amendment to Employment Agreement between Galecto, Inc. and Jonathan Freve, dated March 14, 2020.	Form S-1/A (Exhibit 10.13)	October 22, 2020	333-249369

10.14#	English language summary of Lease Agreement between Galecto Biotech ApS and COBIS A/S, dated April 5, 2021.	Form 10-Q (Exhibit 10.1)	August 5, 2021	001-39655

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of EY Godkendt Revisionspartnerselskab, independent registered public accounting firm.

24.1*	Power of Attorney (included on signature page to this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

# Indicates management contract or any compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Galecto, Inc.

Date: February 17, 2022	By:	/s/ Hans T. Schambye
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

Name	Title	Date

/s/ Hans T. Schambye	President, Chief Executive Officer and Director	February 17, 2022
Hans T. Schambye, M.D., Ph.D.	(Principal Executive Officer)

/s/ Jonathan Freve	Chief Financial Officer (Principal	February 17, 2022
Jonathan Freve	Financial and Accounting Officer)

/s/ Carl Goldfischer	Chairman	February 17, 2022
Carl Goldfischer, M.D.

/s/ Jayson Dallas	Director	February 17, 2022
Jayson Dallas, M.D.

/s/ Chau Q. Khuong	Director	February 17, 2022
Chau Q. Khuong

/s/ Søren Møller	Director	February 17, 2022
Søren Møller, Ph.D.

/s/ Amit D. Munshi	Director	February 17, 2022
Amit D. Munshi

/s/ Anne Prener	Director	February 17, 2022
Anne Prener, M.D.

/s/ David Shapiro	Director	February 17, 2022
David Shapiro, M.D.

GALECTO, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Galecto, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Galecto, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Copenhagen, Denmark

February 17, 2022

GALECTO, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$62,563	$163,582
Marketable securities	37,628	—
Prepaid expenses and other current assets	9,911	5,713
Total current assets	110,102	169,295
Marketable securities, non-current	9,048	—
Operating lease right-of-use asset	834	885
Equipment, net	203	—
Restricted cash	—	254
Other assets, noncurrent	2,028	1,162
Total assets	$122,215	$171,596
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,531	$2,851
Accrued expenses and other current liabilities	3,013	2,715
Total current liabilities	4,544	5,566
Operating lease liabilities, noncurrent	448	541
Total liabilities	4,992	6,107
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized at December 31, 2021 and 2020; no shares issued or outstanding as of December 31, 2021 and 2020	—	—
Common stock, par value of $0.00001 per share; 300,000,000 shares authorized at December 31, 2021 and 2020; 25,261,832 shares issued and outstanding at December 31, 2021 and 2020	—	—
Additional paid-in capital	273,655	269,175
Accumulated deficit	(156,112)	(104,360)
Accumulated other comprehensive income (loss)	(320)	674
Total stockholders’ equity	117,223	165,489
Total liabilities and stockholders’ equity	$122,215	$171,596

See accompanying notes to the consolidated financial statements.

Galecto, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Operating expenses
Research and development	$38,488	$24,627
General and administrative	13,739	9,010
Total operating expenses	52,227	33,637
Loss from operations	(52,227)	(33,637)
Other income (expense), net
Interest income, net	156	—
Foreign exchange transaction gain (loss), net	319	(1,200)
Total other income (expense), net	475	(1,200)
Net loss	(51,752)	(34,837)
Net loss per common share, basic and diluted	$(2.05)	$(7.62)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	25,261,832	4,572,702
Other comprehensive loss, net of tax
Currency translation gain (loss)	$(917)	$3,125
Unrealized loss on marketable securities, net	(77)	—
Other comprehensive gain (loss), net of tax	(994)	3,125
Total comprehensive loss	$(52,746)	$(31,712)

See accompanying notes to the consolidated financial statements.

Galecto, Inc.

Consolidated Statements of Convertible Preferred Stock

and Changes in Stockholders’ Equity

(in thousands, except share amounts)

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2019	684,068	$13,414	4,125,056	$106,205	—	$—	259,966	$—	$826	$(69,523)	$(2,451)	$(71,148)
Issuance of Series D preferred stock, net of issuance costs of $2,840	—	—	—	—	2,368,118	61,359	—	—	—	—	—	—
Issuance of common stock in connection with initial public offering, net of issuance costs of $2,114	—	—	—	—	—	—	6,342,207	—	86,360	—	—	86,360
Conversion of convertible preferred stock into common stock	(684,068)	(13,414)	(4,125,056)	(106,205)	(2,368,118)	(61,359)	18,658,643	—	180,978	—	—	180,978
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,009	—	—	1,009
Exercise of stock options	—	—	—	—	—	—	1,016	—	2	—	—	2
Currency translation gain	—	—	—	—	—	—	—	—	—	—	3,125	3,125
Net loss	—	—	—	—	—	—	—	—	—	(34,837)	—	(34,837)
Balance at December 31, 2020	—	—	—	—	—	—	25,261,832	—	269,175	(104,360)	674	165,489
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,480	—	—	4,480
Currency translation loss	—	—	—	—	—	—	—	—	—	—	(917)	(917)
Net unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	(77)	(77)
Net loss	—	—	—	—	—	—	—	—	—	(51,752)	—	(51,752)
Balance at December 31, 2021	—	$—	—	$—	—	$—	25,261,832	$—	$273,655	$(156,112)	$(320)	$117,223

See accompanying notes to the consolidated financial statements.

Galecto, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(51,752)	$(34,837)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	20	—
Stock-based compensation	4,480	982
Amortization of premiums and discounts on marketable securities	1,072	—
Amortization of right of use lease asset	421	188
Accretion of lease liability	75	55
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,199)	(596)
Other assets, noncurrent	(866)	(1,162)
Accounts payable	(1,320)	(477)
Accrued expenses and other current liabilities	274	(2,143)
Operating lease liabilities	(513)	(213)
Net cash used in operating activities	(52,308)	(38,203)
Cash flows from investing activities
Purchases of marketable securities	(84,209)	—
Proceeds from sale of marketable securities	36,384	—
Purchases of property and equipment	(223)	—
Net cash used in investing activities	(48,048)	—
Cash flows from financing activities
Proceeds from issuance of Series C preferred stock	—	39,669
Proceeds from issuance of Series D preferred stock	—	64,199
Series D preferred stock issuance costs	—	(2,840)
Proceeds from the issuance of common stock in connection with initial public offering	—	88,473
Initial public offering issuance costs	—	(2,114)
Proceeds from exercise of stock options	—	2
Net cash provided by financing activities	—	187,389
Net increase (decrease) in cash and cash equivalents	(100,356)	149,186
Effect of exchange rate changes on cash and cash equivalents	(917)	3,125
Cash, cash equivalents and restricted cash, beginning of year	163,836	11,525
Cash, cash equivalents and restricted cash, end of year	$62,563	$163,836
Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	62,563	163,582
Restricted cash	—	254
Total cash, cash equivalents and restricted cash	$62,563	$163,836
Supplemental disclosures of cash flow information:
Paid corporate income taxes	$—	$—
Supplemental disclosures of noncash activities:
Operating lease liability arising from obtaining right-of-use assets	$411	$713

See accompanying notes to the consolidated financial statements.

Galecto, Inc.

Notes to the Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS, ORGANIZATION AND LIQUIDITY

Business

Galecto, Inc., together with its consolidated subsidiaries, or the Company or Galecto, is a clinical-stage biotechnology company developing novel therapeutics that are designed to target the biological processes that lie at the heart of fibrotic diseases and cancer. The Company’s initial focus is on the development of small molecule inhibitors of galectin-3 and lysyl oxidase-like 2, or LOXL2, which play key roles in regulating fibrosis and cancer.

As of December 31, 2021, the Company’s wholly owned subsidiaries were PharmAkea, Inc. or PharmAkea, Galecto Securities Corporation and Galecto Biotech AB, a Swedish company. Galecto Biotech ApS, a Danish operating company, is a wholly-owned subsidiary of Galecto Biotech AB.

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

As of December 31, 2021, the Company had an accumulated deficit of $156.1 million, from recurring losses since inception in 2011. The Company has incurred recurring losses and has not generated revenue as no products have obtained the necessary regulatory approval in order to market products. The Company expects to continue to incur losses as a result of costs and expenses related to the Company’s clinical development and corporate general and administrative activities. The Company had negative cash flows from operating activities during the years ended December 31, 2021 and 2020 of $52.3 million and $38.2 million, respectively, and current projections indicate that the Company will have continued negative cash flows for the foreseeable future as it continues to develop its product candidates. Net losses incurred for the years ended December 31, 2021 and 2020 amounted to $51.8 million and $34.8 million, respectively.

At December 31, 2021, the Company’s cash, cash equivalents and marketable securities amounted to $109.2 million, current assets amounted to $110.1 million and current liabilities amounted to $4.5 million. At December 31, 2020, the Company’s cash and cash equivalents amounted to $163.6 million, current assets amounted to $169.3 million and current liabilities amounted to $5.6 million.

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

Coronavirus pandemic

The outbreak of the novel coronavirus, or COVID-19, and ensuing pandemic, has spread worldwide, caused many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny and other measures. The outbreak and government measures taken in response have also had a significant impact, both directly and indirectly, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the outbreak and its effects on the Company’s business and operations are uncertain.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements have been prepared in conformity with United States, or U.S., generally accepted accounting principles, or GAAP. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP, as found in the Accounting Standards Codification, or ASC, and Accounting Standards Update, or ASU, of the Financial Accounting Standards Board, or FASB.

Principles of consolidation

The Company’s consolidated financial statements for 2021 and 2020 include Galecto, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances. Significant items subject to such estimates and assumptions include contract research accruals, accounting for stock-based compensation and valuation of the Company’s deferred tax assets. Changes in estimates are recorded in the period in which they become known. The Company’s actual results could differ from those estimates.

Currency and currency translation

The consolidated financial statements are presented in U.S. dollars, the Company’s reporting currency. Galecto, Inc., Galecto Securities Corporation and PharmAkea’s functional currency is the U.S. dollar. The functional currency of the Company’s subsidiary Galecto Biotech AB, and its subsidiary Galecto Biotech ApS, is the Euro. Adjustments that arise from exchange rate changes on transactions of each group entity denominated in a currency other than the functional currency are included in other income and expense in the consolidated statements of operations. Assets and liabilities of Galecto Biotech AB and Galecto Biotech ApS recorded in their Euro functional currency are translated into the U.S. dollar reporting currency of the Company at the exchange rate on the balance sheet date. Revenue and expenses of Galecto Biotech AB and Galecto Biotech ApS recorded in their Euro functional currency are translated into the U.S. dollar reporting currency of the Company at the average exchange rate prevailing during the year. Resulting translation adjustments are recorded to accumulated other comprehensive income (loss), or OCI.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value and may include money market funds, U.S. Treasury and U.S. government-sponsored agency securities, corporate debt, commercial paper and certificates of deposit. The Company had money market funds of $49.6 and $142.9 million as of December 31, 2021 and 2020, respectively, which are included in cash and cash equivalents and reported at fair value (Note 4).

Restricted cash

The Company is required to maintain cash collateral on deposit in a segregated money market bank account, as a condition of its security deposit with one of its banks for the use of corporate credit cards. As of December 31, 2020, the Company presented restricted cash in the accompanying consolidated balance sheets of $0.3 million. There was no restricted cash as of December 31, 2021.

Concentrations of credit risk and off-balance sheet risk

Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash and marketable securities. Substantially all of the Company’s cash is held at financial institutions that management believes to be of high-credit quality. The Company maintains its cash in bank deposit and checking accounts that at times exceed insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

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

The Company reports available-for-sale debt securities at fair value at each balance sheet date and includes any unrealized holding gains and losses (the adjustment to fair value), net of applicable taxes, in accumulated other comprehensive income (loss), a component of stockholders’ equity. The cost of debt securities is adjusted for the amortization of premium and accretion of discounts to maturity. Such amortization and accretion is included in interest income. Realized gains and losses are determined using the specific identification method and are included in other income (expense). If any adjustment to fair value reflects a decline in the value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other than temporary,” including the intention to sell and, if so, marks the investment to market through a charge to the Company’s consolidated statements of operations and comprehensive loss.

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

Leases

The Company determines whether an arrangement is or contains a lease at the time it enters into a contract. For all leases, the Company determines the classification as either operating leases or finance leases. Operating leases are included in operating lease right-of-use, or ROU, assets and accrued expenses and other current liabilities and operating lease liabilities, noncurrent in the Company’s consolidated balance sheets. The Company has not entered into any financing leases.

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

Impairment of Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If the undiscounted cash flows are insufficient to recover the carrying value, an impairment loss is recorded for the difference between the carrying value and fair value of the asset. Through December 31, 2021, no such impairment has occurred.

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

The Company has met the requirements to receive a tax credit in Denmark for losses resulting from research and development costs of up to $3.8 million and $4.1 million for the years ended December 31, 2021 and 2020, respectively. The tax credit is reported as a reduction to research and development expense in the consolidated statements of operations. For the years ended December 31, 2021 and 2020, research and development expenses include refundable tax credits of $0.9 million and $0.8 million, respectively.

Accrued research and development costs

Substantial portions of the Company’s preclinical and clinical trials are performed by third-party laboratories, medical centers, CROs and other vendors, or collectively, CROs. These CROs generally bill monthly for services performed, or bill based upon milestone achievement. For preclinical studies, the Company accrues expenses based upon estimated percentage of work completed and the contract milestones remaining. For clinical studies, expenses are accrued based upon the number of patients enrolled and the duration of the study. The Company monitors patient enrollment, the progress of clinical studies and related activities to the extent possible through internal reviews of data reported to the Company by the CROs, and correspondence with the CROs and clinical site visits. The Company’s estimates depend on the timeliness and accuracy of the data provided by the CROs regarding the status of each program and total program spending. The Company periodically evaluates the estimates to determine if adjustments are necessary or appropriate based on information it receives.

Convertible preferred stock

The Company classifies convertible preferred stock outside of stockholders’ deficit on its consolidated balance sheet as the requirements of triggering a deemed liquidation event are not within the Company’s control. The Company records the issuance of convertible preferred stock at the issuance price less related issuance costs and less any discount arising on allocation of proceeds to one or more derivative features. In September 2020, the Company sold and issued 2,368,118 shares of Series D preferred stock for gross proceeds of $64.2 million, or $61.4 million net of $2.8 million in issuance costs. Immediately prior to consummation of, and in connection with, the Company’s IPO, all outstanding shares of the Company’s convertible preferred stock were converted into18,658,643 shares of common stock.

Stock-based compensation

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

The Company has identified the United States, Denmark, United Kingdom and Sweden as its major tax jurisdictions. Refer to Note 12 for further details.

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

For the years ended December 31, 2021 and 2020, both methods are equivalent. Basic and diluted net loss per share is described further in Note 13.

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

Other comprehensive gain (loss)

Other comprehensive gain (loss), or OCI, is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s OCI includes currency translation and unrealized gain or (loss) on marketable securities.

Emerging growth company status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. The Company may elect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, and as a smaller reporting company, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recently adopted accounting standards

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, or ASU 2019-12. ASU 2019-12 eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. This guidance is effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. For all other entities, including emerging growth companies, it is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The adoption of ASU No. 2019-12 during the year ended December 31, 2021 did not have a material impact on the financial statements.

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

3. INVESTMENTS IN MARKETABLE SECURITIES

Cash in excess of the Company’s immediate requirements is invested in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

A summary of the Company’s available-for-sale investments as of December 31, 2021 consisted of the following (in thousands):

	At December 31, 2021
	Amortized	Gross Unrealized	Gross Unrealized	Fair
Marketable securities:	Cost	Gains	Losses	Value
Corporate bonds	$37,671	$—	$(43)	$37,628
Total	$37,671	$—	$(43)	$37,628
Marketable securities, non-current:
Corporate bonds	$9,082	$—	$(34)	$9,048
Total	$9,082	$—	$(34)	$9,048

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

A summary of the assets that are measured at fair value as of December 31, 2021 and 2020 is as follows (in thousands):

	Fair Value Measurement at December 31, 2021
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$49,626	$49,626	$—	$—
Debt securities	46,676	—	46,676	—
Total	$96,302	$49,626	$46,676	$—

	Fair Value Measurement at December 31, 2020
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$142,904	$142,904	$—	$—
Total	$142,904	$142,904	$—	$—
(1)

Money market funds with maturities of 90 days or less at the date of purchase are included within cash and cash equivalents in the accompanying consolidated balance sheets and are recognized at fair value.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2021	2020
Contract research and development costs	$5,569	$1,620
Prepaid insurance costs	1,728	1,642
Research and development tax credit receivable	1,682	1,808
Value-added tax refund receivable	598	401
Other	334	242
Total prepaid expenses and other current assets	$9,911	$5,713

6. LEASES

The Company has the following operating leases:

Location	Primary Use	Lease Expiration Date	Renewal Option
Copenhagen, Denmark	Corporate headquarters	January 2025	None
London, United Kingdom	Office space	August 2022	None
Gothenburg, Sweden	Office space	May 2023	None
Stevenage, United Kingdom	Laboratory space	January 2024	None

The Company has no finance leases and has elected to apply the short-term lease exception to all leases of one year or less. Rent expense for years ended December 31, 2021 and 2020 was $0.5 million and $0.2 million, respectively.

Quantitative information regarding the Company’s leases for the years ended December 31, 2021 and 2020 is as follows (in thousands):

	Year Ended December 31,
Lease Cost:	2021	2020
Operating lease cost	$496	$213

Other Information:
Operating cash flows paid for amounts included in the measurement of lease liabilities	$513	$213
Operating lease liabilities arising from obtaining right-of-use assets	$411	$713

As of December 31, 2021 and 2020, the weighted average remaining lease term for operating leases was 2.4 years and 2.8 years, respectively.

As of December 31, 2021 and 2020, the weighted average discount rate for operating leases was 8% for both periods.

Operating lease liabilities are as follows at December 31, 2021 (in thousands):

Operating Leases
2022	$442
2023	273
2024	204
2025	17
2026	—
Total lease payments	936
Less: imputed interest	(90)
Total lease liabilities	$846

7. EQUIPMENT, NET

Equipment as of December 31, 2021 consisted of the following (in thousands):

December 31,
2021
Equipment	$223
Less: accumulated depreciation	(20)
Equipment, net	$203

Depreciation expense for the year ended December 31, 2021 was $20,000. The Company had no equipment as of December 31, 2020.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Contract research and development costs	$1,575	$967
Employee compensation costs	601	1,031
Lease liabilities, current	399	374
Other current liabilities	438	343
Total accrued expenses and other current liabilities	$3,013	$2,715

9. COMMITMENTS AND CONTINGENCIES

Lease commitments

The Company’s commitments related to lease agreements are disclosed in Note 6.

Legal proceedings

From time to time, the Company may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the years ended December 31, 2021 and 2020, and, to its knowledge, no material legal proceedings are currently pending or threatened.

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

10. STOCKHOLDERS’ EQUITY

Common and preferred stock

In October 2020, the Company completed its IPO selling an aggregate of 6,342,207 shares of common stock at $15.00 per share, which included 675,540 shares that represented the partial exercise in November 2020 of an option to purchase additional shares granted to the underwriters in connection with the IPO. The offering resulted in $86.3 million of net proceeds to the Company, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. Upon the closing of the Company’s IPO, the Company filed an amended and restated certificate of incorporation, which authorized the Company to issue 300,000,000 shares of common stock and 10,000,000 shares of preferred stock, which shares of preferred stock are currently undesignated. The Company had 25,261,832 common shares outstanding at December 31, 2021. No dividends have been declared or paid by the Company through December 31, 2021.

11. STOCK-BASED COMPENSATION

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

In October 2020, the Board approved the 2020 Equity Incentive Plan or (“2020 Equity Plan”). The 2020 Equity Plan allowed the Company to award up to 1,625,858 options and the 2,512,427 outstanding options granted under the 2020 Plan were transferred to the 2020 Equity Plan and no further options were available to be issued under the 2020 Plan. The 2020 Equity Plan will cumulatively increase by 5 percent of the number of shares of common stock issued and outstanding on January 1st each year. At December 31, 2021, the Company had 1,401,632 options available for future grant under the 2020 Equity Plan.

The following table sets forth the activity for the Company’s stock options during the periods presented:

	Number of Options	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2019	304,142	$5.58	—	—
Granted	2,235,285	4.67	—	—
Exercised	(1,016)	1.95	—	—
Outstanding at December 31, 2020	2,538,411	4.67	8.8	$20,009,769
Granted	1,631,000	9.49	—	8,160
Cancelled	(170,683)	7.63	—	—
Outstanding at December 31, 2021	3,998,728	$6.51	8.3	$1,357,655
Vested and expected to vest at December 31, 2021	3,694,586	$6.60	7.2	$855,324
Vested and exercisable at December 31, 2021	1,439,589	$4.13	7.2	$855,324

The weighted-average grant date fair value of all stock options granted during the year ended December 31, 2021 was $7.01. The intrinsic value at December 31, 2021 and 2020 is based on the closing price of the Company’s common stock on that date of $3.03 and $12.51 per share, respectively.

Stock-based compensation

The following table summarizes the Company’s stock-based compensation expense for the year-ended December 31, 2021 and 2020 (in thousands):

	For the Year Ended December 31,
	2021	2020
Research and development	$1,903	$420
General and administrative	2,577	589
Total Stock-based compensation	$4,480	$1,009

The fair value of stock options vested during the year ended December 31, 2021 was $2.6 million. At December 31, 2021, there was $12.5 million of unrecognized stock-based compensation expense relating to stock options granted pursuant to the 2020 Plan, which will be recognized over the weighted-average remaining vesting period of 2.9 years

The fair values of the options granted were estimated based on the Black-Scholes model, using the following assumptions:

	2021	2020
Risk-free interest rate	0.7%	0.4%
Expected term (in years)	6.0	5.8
Expected volatility	90.5%	90.1%
Expected dividend yield	0%	0%

12. INCOME TAXES

The Company had no income tax expense or benefit for the years ended December 31, 2021 and 2020. The Company has incurred net operating losses for all the periods presented. The Company has not reflected the benefit of any such net operating loss carryforwards in the accompanying financial statements. As of December 31, 2019, the domicile of the reporting entity has changed from Denmark to the United States resulting in a tax rate of 21% in 2021 and 2020. This is discussed further below.

The components of net loss are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Domestic	$(11,252)	$(7,544)
Foreign	(40,500)	(27,293)
Total	$(51,752)	$(34,837)

Reconciliation of Effective Tax Rate

The effective tax rate for the years ended December 31, 2021 and 2020 is different from the statutory rate primarily due to the valuation allowance against deferred tax assets as a result of insufficient sources of income. The reconciliation of the statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020
Income tax benefit at the statutory rate	21.0%	21.0%
State income taxes	1.3	2.9
Permanent differences	3.5	2.5
Research and development tax credits	—	2.3
Foreign rate differential	0.8	0.8
Orphan Drug Credit	5.7	—
Other	—	—
Change in valuation allowance	(32.3)	(29.5)
Total	—%	—%

Deferred taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of the Company’s deferred tax assets consisted of the following (in thousands):

	December 31,
Deferred tax assets:	2021	2020
Net operating loss carryforwards	$31,022	$18,471
U.S. research and development credits	1,191	2,019
Foreign research and development credits	—	809
Orphan drug credit	3,948	—
Bonus compensation	274	322
Total deferred tax assets	$36,435	$21,621
Valuation allowance	(36,435)	(21,621)
Net deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The Company regularly assesses the likelihood that the deferred tax assets will be recovered from future taxable income. The Company considers projected future taxable income and ongoing tax planning strategies, then records a valuation allowance to reduce the carrying value of the net deferred taxes to an amount that is more-likely-than-not able to be realized. Based upon the Company’s assessment of all available evidence, including the previous three years of taxable income and loss after permanent items, estimates of future profitability, and the Company’s overall prospects of future business, the Company determined that it is more-likely-than-not that the Company will not be able to realize a portion of the deferred tax assets in the future. The Company will continue to assess the potential realization of deferred tax assets on an annual basis, or an interim basis if circumstances warrant. If the Company’s actual results and updated projections vary significantly from the projections used as a basis for this determination, the Company may need to change the valuation allowance against the gross deferred tax assets. On the basis of this evaluation, a full valuation allowance at December 31, 2021 and December 31, 2020 was recorded of $36.4 million and $21.6 million, respectively, to reduce the net deferred tax assets to their estimated realizable value. The change in valuation allowance was $14.8 million.

The Company is subject to taxation in the United States, United Kingdom, Denmark and Sweden. As of December 31, 2021, tax years 2018 and forward were generally open to examination by the Danish tax authorities and tax year 2020 and forward was open to examination by the United States tax authorities. The Company is not under examination by any taxing authorities.

As of December 31, 2021, the Company had gross U.S. federal net operating losses, or NOLs, of $21.7 million and federal research and development credits, or R&D credits, of $1.2 million and Orphan Drug Credit, or ODC, of $3.9 million to offset tax liabilities. The federal R&D credit and ODC carryforwards begin to expire in 2033 and 2042, respectively. All of the federal NOLs have an infinite life. The Company also had gross state NOLs of $17.4 million, which are available to offset state tax liabilities. The state NOLs begin to expire in 2036. The Company also had NOLs in Denmark of $115.3 million which have an indefinite life. Federal and state NOLs and R&D credit and ODC carryforwards are also subject to annual limitations in the event that cumulative changes in the ownership interests of significant stockholders exceed 50% over a three-year period, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986. The Company has not completed an analysis to determine if the NOLs and R&D credits are limited due to a change in ownership.

The Company recognizes accrued interest related to unrecognized tax benefits and penalties as income tax expense. The Company does not have any material unrecognized tax benefits which would affect the effective tax rate if recognized. The Company does not have any unrecognized tax benefits which would reverse within the next twelve months.

The Company is eligible for the Danish enhanced research and development tax allowance, providing for an increase in the deductible value of the amount of certain R&D expenditures. The deduction for R&D expenditures is set at 101.5% for 2019, 130% for 2020 through 2022, 108% for 2023 through 2025 and 110% for 2026.

13. NET LOSS PER SHARE

Basic and diluted net loss per share is calculated as follows (in thousands except share and per share amounts):

	Year Ended December 31,
	2021	2020
Net loss	$(51,752)	$(34,837)
Net loss per common share, basic and diluted	$(2.05)	$(7.62)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	25,261,832	4,572,702

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	Year Ended December 31,
	2021	2020
Stock options to purchase common stock	3,998,728	2,538,411

14. DEFINED CONTRIBUTION PLAN

During the year ended December 31, 2021, the Company established a 401(k)-defined contribution plan (the “401(k) Plan”) for its U.S. based employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits. At the discretion of its Board, the Company may elect to match employee contributions. For the year ended December 31, 2021, the Company paid a match of up to 6%, up to the maximum permitted by the Internal Revenue Code, which amounted to $0.1 million, which is expensed as personnel costs when incurred.

15. RELATED PARTY TRANACTIONS

During the year ended December 31, 2021 and 2020, the Company had no material related party transactions.

16. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date on which the consolidated financial statements were issued. The Company has concluded that no subsequent events have occurred that require disclosure to the consolidated financial statements.