Form 10-Q
period 2022-03-31
Galecto, Inc.
filed 2022-04-29
CIK 1800315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 27, 2022, the registrant had 25,261,832 shares of common stock, $0.00001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing,” “goal,” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements regarding:

•
the success, cost and timing of our product development activities and planned initiation and completion of clinical trials of our most advanced product candidate, GB0139;
•
the success, cost and timing of our product development activities and planned initiation and completion of clinical trials of our other current fibrosis and oncology product candidates, including GB2064 and GB1211, and any future product candidates;
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
•
the effect of the COVID-19 pandemic, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations and those of our collaborators, service providers and other vendors, such as any impact on the enrollment for, or timing of, our clinical trials;
•
our ability to maintain adequate internal controls over financial reporting; and
•
other risks and uncertainties, including those listed under the section titled “Risk Factors.”

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, the reasons described elsewhere in this Quarterly Report on Form 10-Q and those set forth in Part I, Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current view with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, industry, and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

ii

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GALECTO, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
Assets	(unaudited)
Current assets
Cash and cash equivalents	$45,388	$62,563
Marketable securities	48,210	37,628
Prepaid expenses and other current assets	3,434	9,911
Total current assets	97,032	110,102
Marketable securities, noncurrent	8,160	9,048
Operating lease right-of-use asset	702	834
Equipment, net	238	203
Other assets, noncurrent	2,798	2,028
Total assets	$108,930	$122,215
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,215	$1,531
Accrued expenses and other current liabilities	3,999	3,013
Total current liabilities	7,214	4,544
Operating lease liabilities, noncurrent	402	448
Total liabilities	7,616	4,992
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized at March 31, 2022 and December 31, 2021; no shares issued or outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, par value of $0.00001 per share; 300,000,000 shares authorized at March 31, 2022 and December 31, 2021; 25,261,832 shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	275,059	273,655
Accumulated deficit	(173,050)	(156,112)
Accumulated other comprehensive loss	(695)	(320)
Total stockholders’ equity	101,314	117,223
Total liabilities and stockholders' equity	$108,930	$122,215

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Galecto, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses
Research and development	$13,235	$9,990
General and administrative	3,704	3,562
Total operating expenses	16,939	13,552
Loss from operations	(16,939)	(13,552)
Other income (expense), net
Interest income, net	61	39
Foreign exchange transaction gain (loss), net	(60)	168
Total other income, net	1	207
Net loss	$(16,938)	$(13,345)
Net loss per common share, basic and diluted	$(0.67)	$(0.53)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	25,261,832	25,261,832
Other comprehensive loss, net of tax
Currency translation loss	(170)	(524)
Unrealized loss on marketable securities	(205)	(80)
Other comprehensive loss, net of tax	(375)	(604)
Total comprehensive loss	$(17,313)	$(13,949)

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Galecto, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

For the Three Months Ended	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
March 31, 2022	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2021	25,261,832	$—	$273,655	$(156,112)	$(320)	$117,223
Stock-based compensation expense	—	—	1,404	—	—	1,404
Currency translation loss	—	—	—	—	(170)	(170)
Net unrealized loss on marketable securities	—	—	—	—	(205)	(205)
Net loss	—	—	—	(16,938)	—	(16,938)
Balance at March 31, 2022	25,261,832	$—	$275,059	$(173,050)	$(695)	$101,314

For the Three Months Ended	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
March 31, 2021	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2020	25,261,832	$—	$269,175	$(104,360)	$674	$165,489
Stock-based compensation expense	—	—	1,031	—	—	1,031
Currency translation loss	—	—	—	—	(524)	(524)
Net unrealized loss on marketable securities	—	—	—		(80)	(80)
Net loss	—	—	—	(13,345)	—	(13,345)
Balance at March 31, 2021	25,261,832	$—	$270,206	$(117,705)	$70	$152,571

See accompanying notes to the unaudited interim condensed consolidated financial statements.

GALECTO, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(16,938)	$(13,345)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	8	2
Stock-based compensation	1,404	1,031
Amortization of premiums and discounts on marketable securities	264	(92)
Amortization of right of use lease asset	110	97
Accretion of lease liability	16	19
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,478	(855)
Other assets, noncurrent	(770)	(822)
Accounts payable	1,684	(1,069)
Accrued expenses and other current liabilities	1,061	1,002
Operating lease liabilities	(114)	(119)
Net cash used in operating activities	(6,797)	(14,151)
Cash flows from investing activities:
Purchases of marketable securities	(26,385)	(74,566)
Proceeds from sale of marketable securities	16,221	—
Purchases of property and equipment	(43)	(65)
Net cash used in investing activities	(10,207)	(74,631)
Cash flows from financing activities:
Net cash provided by financing activities	—	—
Net decrease in cash, cash equivalents and restricted cash	(17,004)	(88,782)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(171)	(604)
Cash, cash equivalents and restricted cash, beginning of period	62,563	163,836
Cash, cash equivalents and restricted cash, end of period	$45,388	$74,450
Components of cash, cash equivalents and restricted cash
Cash and cash equivalents	45,388	74,253
Restricted cash	—	197
Total cash, cash equivalents and restricted cash	$45,388	$74,450
Supplemental disclosures of cash flow information:
Cash paid for taxes	$—	$38
Supplemental disclosures of noncash activities:
Operating lease liabilities arising from obtaining right-of-use assets	$—	$161

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

As of March 31, 2022, the Company’s wholly owned subsidiaries were PharmAkea, Inc. or PharmAkea, Galecto Securities Corporation, and Galecto Biotech AB, a Swedish company. Galecto Biotech ApS, a Danish operating company, is a wholly-owned subsidiary of Galecto Biotech AB.

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

Liquidity and management plans

Since inception, the Company has devoted substantially all its efforts to business planning, research and development,

recruiting management and technical staff and raising capital, and has financed its operations primarily through the issuance of redeemable convertible preferred shares, debt financings and the Company’s initial public offering, or IPO.

As of March 31, 2022, the Company had an accumulated deficit of $173.1 million, from recurring losses since inception in 2011. The Company has incurred recurring losses and has no sales as none of its product candidates have obtained the necessary regulatory approval for commercialization and to be marketed as approved products. The Company expects to continue to incur losses as a result of costs and expenses related to the Company’s clinical development and corporate general and administrative activities. The Company had negative cash flows from operating activities during the three months ended March 31, 2022 and 2021 of $6.8 million and $14.2 million, respectively, and current projections indicate that the Company will have continued negative cash flows for the foreseeable future as it continues to develop its product candidates. Net losses incurred for the three months ended March 31, 2022 and 2021 were $16.9 million and $13.3 million, respectively.

At March 31, 2022, the Company’s cash, cash equivalents and marketable securities amounted to $101.8 million and current assets amounted to $97.0 million and current liabilities amounted to $7.2 million. At December 31, 2021, the Company’s cash, cash equivalents and marketable securities amounted to $109.2 million, current assets amounted to $110.1 million and current liabilities amounted to $4.5 million.

In the future, the Company will consider the following ways to fund its operations including: (1) raising additional capital through equity and/or debt financings; (2) new commercial relationships to help fund future clinical trial costs (i.e. licensing and partnerships); (3) reducing spending on one or more research and development programs by discontinuing development; and/or (4) restructuring operations to change its overhead structure. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of its product candidates and key development and regulatory events and its decisions in the future.

Coronavirus pandemic

The outbreak of the novel coronavirus, or COVID-19, and ensuing pandemic, has spread worldwide, causing many governments to implement measures to slow the spread of the outbreak. COVID-19 has had a significant impact, both directly and indirectly, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services has fallen. The Company continues to monitor the impact of COVID-19 and assess its strategy accordingly. However, there can be no assurance that the Company will not experience additional negative impacts associated with COVID-19, which could decrease or delay enrollment of patients in the Company’s clinical trials or otherwise causing interruptions or delays in the Company’s clinical trials, programs and services, and negatively impact the Company’s business, financial condition and results of operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

The accompanying interim condensed consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021, and related interim information contained within the notes to the interim condensed consolidated financial statements, are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of March 31, 2022, results of operations, statement of stockholders’ equity and its cash flows for the three months ended March 31, 2022 and 2021. All intercompany balances and transactions have been eliminated. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on February 17, 2022 ("2021 Consolidated Financial Statements"). The results for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the full fiscal year or any interim period.

For the three months ended March 31, 2022, there have been no changes to the significant accounting policies as disclosed in Note 2 to the Company’s annual consolidated financial statements for the year ended December 31, 2021.

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

A summary of the Company’s available-for-sale investments as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	At March 31, 2022
	Amortized	Gross Unrealized	Gross Unrealized	Fair
Marketable securities:	Cost	Gains	Losses	Value
Corporate bonds	$48,401	$—	$(191)	$48,210
Total	$48,401	$—	$(191)	$48,210
Marketable securities, noncurrent:
Corporate bonds	$8,251	$—	$(91)	$8,160
Total	$8,251	$—	$(91)	$8,160

	At December 31, 2021
	Amortized	Gross Unrealized	Gross Unrealized	Fair
Marketable securities:	Cost	Gains	Losses	Value
Corporate bonds	$37,671	$—	$(43)	$37,628
Total	$37,671	$—	$(43)	$37,628
Marketable securities, noncurrent:
Corporate bonds	$9,082	$—	$(34)	$9,048
Total	$9,082	$—	$(34)	$9,048

4. PROPERTY AND EQUIPMENT, NET

Property and equipment as of March 31, 2022 consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Equipment	$266	$223
Less: accumulated depreciation	(28)	(20)
Equipment, net	$238	$203

Depreciation expense for the three months ended March 31, 2022 and 2021 was $8,000 and $2,000, respectively.

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

A summary of the assets that are measured at fair value as of March 31, 2022 and December 31, 2021 is as follows (in thousands):

	Fair Value Measurement at March 31, 2022
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$30,555	$30,555	$—	$—
Debt securities	56,370	—	56,370	—
Total	$86,925	$30,555	$56,370	$—

	Fair Value Measurement at December 31, 2021
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$49,626	49,626	—	—
Debt securities	46,676	—	46,676	—
Total	$96,302	$49,626	$46,676	$—
(1)
Money market funds with maturities of 90 days or less at the date of purchase are included within cash and cash equivalents in the accompanying condensed consolidated balance sheets and are recognized at fair value.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Prepaid insurance costs	$1,228	$1,728
Research and development tax credit receivable	820	1,682
Contract research and development costs	785	5,569
Value-added tax refund receivable	350	598
Other	251	334
Total prepaid expenses and other current assets	$3,434	$9,911

7. LEASES

The Company has the following operating leases:

Location	Primary Use	Lease Expiration Date	Renewal Option
Copenhagen, Denmark	Corporate headquarters	January 2025	None
London, United Kingdom	Office space	August 2022	None
Gothenburg, Sweden	Office space	May 2023	None
Stevenage, United Kingdom	Laboratory space	January 2024	None

The Company has no finance leases and has elected to apply the short-term lease exception to all leases of one year or less. Rent expense for the three months ended March 31, 2022 and 2021 was $0.1 million during both periods.

Quantitative information regarding the Company’s leases for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
Lease Cost	2022	2021
Operating lease cost (in thousands)	$126	$119
Other Information
Operating cash flows paid for amounts included in the measurement of lease liabilities (in thousands)	$114	$119
Operating lease liabilities arising from obtaining right-of-use assets (in thousands)	$—	$161

As of March 31, 2022 and December 31, 2021, the weighted average remaining lease term for operating leases was 2.3 years and 2.4 years, respectively.

As of March 31, 2022 and December 31, 2021, the weighted average discount rate for operating leases was 8% for both periods.

Operating lease liabilities at March 31, 2022 are as follows (in thousands):

Operating
Future Lease Payments	Leases
2022 (excluding the period ended March 31, 2022)	$316
2023	265
2024	199
2025	17
2026	—
Total lease payments	797
Less: imputed interest	(71)
Total lease liabilities	$726

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Contract research and development costs	$2,195	$1,575
Employee compensation costs	1,113	601
Operating lease liabilities, current	324	399
Other liabilities	367	438
Total accrued expenses and other current liabilities	$3,999	$3,013

9. COMMITMENTS AND CONTINGENCIES

There have been no material changes to the Company’s commitments and contingencies since the 2021 Consolidated Financial Statements. The Company’s commitments and contingencies are disclosed in Note 9 of the 2021 Consolidated Financial Statements. Further, the Company’s commitments related to lease agreements are disclosed in Note 7 to the Company’s unaudited interim condensed consolidated financial statements.

10. STOCK-BASED COMPENSATION

Employee equity plan

In March 2020, the Company's Board of Directors and stockholders approved the 2020 Stock Option and Grant Plan (“2020 Plan”). Holders of stock options under the 2020 Plan shall be entitled to exercise the vested portion of the stock option during the term of the grant. If a qualified exit, as defined in the 2020 Plan, occurs, then all of the holders unvested options shall vest immediately.

In October 2020, the Company's Board of Directors and stockholders approved the 2020 Equity Incentive Plan (“2020 Equity Plan”). Following the adoption of the 2020 Equity Plan, no further options are available to be issued under the 2020 Plan. Stock options granted under the 2020 Equity Plan generally vest over a four-year period and expire ten years from the grant date. The 2020 Equity Plan will cumulatively increase by 5 percent of the number of shares of common stock issued and outstanding on January 1st each year. At March 31, 2022, the Company had 1,015,972 options available for future grant under the 2020 Equity Plan.

The following table sets forth the activity for the Company’s stock options during the three months ended March 31, 2022:

	Number of Options	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2021	3,998,728	$6.51	8.3	$1,357,655
Granted	1,648,750	3.09	—	110,313
Outstanding at March 31, 2022	5,647,478	$5.51	8.6	$340,272
Vested and expected to vest at March 31, 2022	5,343,336	$5.52	8.9	$340,272
Vested and exercisable at March 31, 2022	1,863,013	$5.36	7.3	$217,145

The weighted-average grant date fair value of all stock options granted for the three months ended March 31, 2022 was $2.31. The intrinsic value at March 31, 2022 was based on the closing price of the Company’s common stock on that date of $2.20 per share.

Stock-based compensation

The grant date fair value of stock options vested during the three months ended March 31, 2022 and 2021 was $3.0 million and $0.2 million, respectively. Total unrecognized compensation expense related to unvested options granted under the Company’s stock-based compensation plan was $14.9 million at March 31, 2022, which is expected to be recognized over a weighted average period of 2.9 years. The Company recorded stock-based compensation expense related to the issuance of stock as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$653	$407
General and administrative	751	624
Total stock-based compensation	$1,404	$1,031

The fair values of the options granted were estimated based on the Black-Scholes model, using the following assumptions:

	Three Months Ended
	March 31,
	2022	2021
Risk-free interest rate	1.5%	0.5%
Expected term (in years)	6.1	6.1
Expected volatility	90.2%	90.5%
Expected dividend yield	—	—

11. NET LOSS PER SHARE

Basic and diluted net loss per share is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Net loss	$(16,938)	$(13,345)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	25,261,832	25,261,832
Net loss per common share, basic and diluted	$(0.67)	$(0.53)

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Stock options to purchase common stock	5,647,478	3,474,411

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto for the year ended December 31, 2021, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the United States Securities and Exchange Commission, or the SEC, on February 17, 2022. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in our Annual Report on Form 10-K and in other SEC filings.

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

Our most advanced product candidate, GB0139, is an inhaled small molecule inhibitor of galectin-3, one of the key regulators of fibrosis that controls the pro-fibrotic activity of TGF-b. Overexpression of galectin-3 is ubiquitous in fibrotic tissue, including in fibrotic lung tissue, and is linked to both disease severity and disease progression, as well as acute exacerbations of IPF. We are initially developing GB0139 for the treatment of idiopathic pulmonary fibrosis, or IPF, a life-threatening progressive fibrotic disease of the lung. IPF affects approximately 100,000 people in the United States, but limited treatment options have been associated with significant side effects, leading to poor therapeutic adherence. In our clinical trials completed to date, we found orally-inhaled GB0139 to be generally well-tolerated and it inhibited galectin-3 in the lungs in a dose-dependent manner. We also observed that GB0139 decreased levels of a range of plasma biomarkers, such as YKL-40 and platelet-derived growth factor, or PDGF, that have been linked to mortality, disease severity and/or progression in IPF. We are currently conducting a 52-week randomized, double-blind, multicenter, parallel, placebo-controlled Phase 2b trial investigating the safety and efficacy of GB0139 in patients with IPF, which we refer to as the GALACTIC-1 trial. In April 2022, we announced that we completed target enrollment of 141 patients in this trial and we continue to expect topline results to be available in mid-2023.

Our oncology/fibrosis product candidate, GB2064, is a selective oral small molecule inhibitor of LOXL2. We are initially developing GB2064 for the treatment of myelofibrosis, a malignant disease of the bone marrow in which fibrosis reduces the ability to form blood cells. Myelofibrosis is one of several types of cancer and multiple fibrotic diseases in which expression of LOXL2 is significantly increased. Unlike current treatment of options for myelofibrosis, we believe that GB2064 has the potential to be a disease-modifying therapy as it is designed to have a direct impact on the fibrotic process and slow the progression of the disease. We are currently conducting a Phase 2a trial examining GB2064 in myelofibrosis, which we refer to as the MYLOX-1 trial. Due to delays in enrollment, we anticipate that we will complete enrollment in the second half of 2022. We continue to expect that interim results will be available in mid-2022, while topline results are expected to be available in the first half of 2023.

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

Our initial therapeutic area for GB1211 in fibrosis is liver cirrhosis, a severe, progressive disease that ultimately leads to liver failure and for which there are limited treatment options and no FDA-approved disease specific therapeutics. We are currently conducting a Phase 1b/2a trial of GB1211 for liver cirrhosis, which we refer to as the GULLIVER-2 trial, that is focused on safety and effect on liver function and fibrosis biomarkers. In March 2022, we announced that we completed enrollment in this trial and continue to expect topline results to be available in the fourth quarter of 2022.

Our most advanced product candidate, GB0139, is in Phase 2b clinical development and our other product candidates and research initiatives are in early stages of clinical and preclinical development. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our operations to date have been financed primarily from our initial public offering, or IPO, the issuance of convertible preferred shares and convertible notes. Since inception, we have had significant operating losses. Our net loss was $16.9 million and $13.3 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $173.1 million and $101.8 million in cash, cash equivalents and marketable securities.

Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our accounts payable and accrued expenses. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. In particular, we expect our expenses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, as well as hire additional personnel, pay fees to outside consultants, lawyers and accountants, and incur other increased costs associated with being a public company. In addition, if and when we seek and obtain regulatory approval to commercialize any current or future product candidate, we will also incur increased expenses in connection with commercialization and marketing of any such product. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities of $101.8 million as of March 31, 2022 will be sufficient to fund our operating expenditures and capital expenditure requirements into the second half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.

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

The COVID-19 pandemic, which began in December 2019 and has spread worldwide, has caused many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny and other measures. The outbreak and government measures taken in response have also had a significant impact, both directly and indirectly, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the outbreak and its continued effects on our business and operations are uncertain.

In response to the impact of COVID-19, we have implemented certain measures intended to help us manage its impact, including a hybrid work-from-home strategy for administrative functions and operations. Despite our implementation of such measures, the actual and perceived impact of the COVID-19 pandemic is changing daily, and its ultimate effect on our business cannot be predicted. The COVID-19 pandemic has caused delays and difficulties in the (i) recruitment of patients in our ongoing Phase 2b GALACTIC-1 trial for GB0139, which has resulted in certain trial protocol amendments and increased costs to us, and (ii) initiation of and recruitment in our planned and ongoing clinical trials of GB2064 (MYLOX-1) and GB1211 (GALLANT-1 and GULLIVER-2). If COVID-19 continues to impact patient recruitment on our trials, we may not be able to maintain our planned timing for enrollment in these trials, which could require further amendments to trial protocols and delay planned readouts from our trials. We cannot assure you that we will not experience additional negative impacts associated with COVID-19, which could be significant. The COVID-19 pandemic may negatively impact our business, financial condition and results of operations, including by decreasing or delaying the enrollment of patients in our clinical trials or otherwise causing interruptions or delays in our programs and services. See “Risk

Factors—Risks Related to Managing Our Business and Operations—The global pandemic of the novel coronavirus disease, COVID-19, has, and may continue to, adversely impact our business, including our preclinical studies and clinical trials” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for more information regarding the potential impact of COVID-19 on our business and operations.

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

We have historically met the requirements to receive a tax credit in Denmark of up to $0.9 million per year for losses resulting from research and development costs of up to approximately $4.1 million per year. The tax credit is reported as a reduction to research and development expense in the condensed consolidated statements of operations. We recorded a tax credit of $0.8 million and $0.9 million for the three month period ended March 31, 2022 and 2021, respectively.

Our direct research and development expenses are not currently tracked on a program-by-program basis. We use our personnel and infrastructure resources across multiple research and development programs directed toward identifying and developing product candidates. The majority of our clinical spending in the three month period ended March 31, 2022 and 2021 was on GB0139.

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

Because of the numerous risks and uncertainties associated with product development and the current stage of development of our product candidates and programs, we cannot reasonably estimate or know the nature, timing and estimated costs necessary to complete the remainder of the development of our product candidates or programs. We are also unable to predict if, when, or to what extent we will obtain approval and generate revenues from the commercialization and sale of our product candidates. The duration, costs and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:

•
successful enrollment and completion of our Phase 2 clinical trials for GB0139, GB2064 and GB1211, and any clinical trials for future product candidates;
•
data from our clinical programs that support an acceptable risk-benefit profile of our product candidates in the intended patient populations;
•
acceptance by the FDA, regulatory authorities in Europe, Medicines and Healthcare products Regulatory Agency, or MHRA, Health Canada or other regulatory agencies of the IND applications, clinical trial applications and/or other regulatory filings for GB0139, GB2064, GB1211 and any future product candidates;
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

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs, depreciation expense and other expenses for outside professional services, including legal, human resources, audit and accounting services and facility-related fees not otherwise included in research and development expenses. Personnel costs consist of salaries, benefits and stock-based compensation expense, for our personnel in executive, finance and accounting, business operations and other administrative functions. We expect our general and administrative expenses to increase over the next several years to support our continued research and development activities, manufacturing activities, increased costs of expanding our operations and operating as a public company. These increases will likely include increases related to the hiring of additional personnel, legal, regulatory and other fees , director and officer insurance premiums and investor relations costs associated with our growth and continued expansion of our operations.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following sets forth our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,		Change
	2022	2021	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$13,235	$9,990	$3,245	32.5%
General and administrative	3,704	3,562	142	4.0%
Total operating expenses	$16,939	$13,552	$3,387	25.0%
Loss from operations	(16,939)	(13,552)	(3,387)	25.0%
Other income, net	1	207	(206)	-99.5%
Net loss	$(16,938)	$(13,345)	$(3,593)	26.9%

Research and development expenses

Research and development expenses were comprised of:

	Three Months Ended
	March 31,		Change
	2022	2021	Amount	Percent
	(in thousands)
Preclinical studies and clinical trial-related activities	$7,941	$4,643	$3,298	71.0%
Chemistry, manufacturing and control	1,786	2,862	(1,076)	-37.6%
Personnel	2,433	1,540	893	58.0%
Consultants and other costs	1,075	945	130	13.8%
Total research and development expenses	$13,235	$9,990	$3,245	32.5%

Research and development expenses were $13.2 million for the three months ended March 31, 2022, compared to $10.0 million for the three months ended March 31, 2021. The increase of $3.2 million was primarily related to increased clinical trial-related expenses of $3.3 million resulting from the GALACTIC-1 Phase 2b trial and the commencement of two new Phase 2a clinical trials, increased personnel costs due to additional headcount of $0.7 million and personnel costs for non-cash stock-based compensation of $0.2 million and other general research and development costs of $0.1 million; offset by decreased manufacturing expenses of $1.1 million.

General and administrative expenses

General and administrative expenses were $3.7 million for the three months ended March 31, 2022, compared to $3.6 million for the three months ended March 31, 2021. The increase of $0.1 million was primarily related to increased personnel costs due to additional headcount of $0.4 million and personnel costs for non-cash stock-based compensation of $0.1 million and other general and administrative costs of $0.1 million; offset by decreased consulting related costs of $0.5 million.

Other income (expense), net

There was de minimis other income (expense), net for the three months ended March 31, 2022, compared to other income (expense), net of $0.2 million for the three months ended March 31, 2021. The decrease of $0.2 million was due to a decrease in the net foreign exchange gain (loss).

Liquidity and Capital Resources

Sources of Liquidity

Our operations to date have been financed primarily through our IPO, the issuance of convertible preferred shares and convertible notes. Since inception, we have had significant operating losses. On November 2, 2020, we completed our IPO in which we raised $86.3 million in net proceeds. Our net losses were $16.9 million and $13.3 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $173.1 million and $101.8 million in cash, cash equivalents and marketable securities. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

On November 4, 2021, we filed with the SEC, and the SEC declared effective on November 12, 2021, a registration statement on Form S-3, or the Registration Statement, which registers the offering, issuance and sale of up to $200.0 million of our common stock, preferred stock, debt securities, warrants, subscription rights and/or units of any combination thereof. Simultaneous with the filing of the Registration Statement, we entered into an Open Market Sale AgreementSM with Jefferies LLC, as sales agent, to provide for the issuance and sale of up to $50.0 million of our common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus, or the ATM Program. As of March 31, 2022, no sales had been made pursuant to the ATM Program.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(6,797)	$(14,151)
Net cash used in investing activities	(10,207)	(74,631)
Net cash provided by financing activities	—	—
Net decrease in cash, cash equivalents and restricted cash	$(17,004)	$(88,782)

Net Cash Used in Operating Activities

Cash used in operating activities of $6.8 million during the three months ended March 31, 2022 was primarily attributable to our net loss of $16.9 million together with non-cash items of $1.8 million principally with respect to stock-based compensation, offset by a net increase of $8.3 million in components of our working capital.

Cash used in operating activities of $14.2 million during the three months ended March 31, 2021 was primarily attributable to our net loss of $13.3 million together with non-cash items of $1.1 million principally with respect to stock-based compensation and a net decrease of $1.9 million in components of our working capital.

Net Cash Used in Investing Activities

Cash used in investing activities of $10.2 million during the three months ended March 31, 2022 was the result of $26.4 million for the purchase of marketable securities, offset by $16.2 million in proceeds from the sale of marketable securities.

Cash used in investing activities of $74.6 million during the three months ended March 31, 2021 was the result of $74.5 million for the purchase of marketable securities and $0.1 million for the purchase of property and equipment.

Net Cash Provided by Financing Activities

We had no financing activities for the three months ended March 31, 2022 and 2021.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities of $101.8 million as of March 31, 2022 will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2024. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we raise additional capital through public or private equity offerings in the future, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•
the progress, costs and results of our ongoing Phase 2 clinical trials of GB0139, GB2064 and GB1211, as well as the progress, costs and results for other preclinical and clinical trials for any future product candidates;
•
the scope, progress, results and costs of discovery, research, preclinical development, laboratory testing and clinical trials for our current and future product candidates;
•
the continued impacts of the ongoing COVID-19 pandemic;
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

We use a Black-Scholes option pricing model to determine fair value of our stock options. The Black-Scholes option pricing model includes various assumptions, including the fair value of common shares, expected life of stock options, the expected volatility based on the historical volatility of a publicly traded set of peer companies and the expected risk-free interest rate based on the implied yield on a U.S. Treasury security. These assumptions reflect our best estimates, but they involve inherent uncertainties based on market conditions generally outside our control. As a result, if other assumptions had been used, stock-based compensation cost could have been materially impacted. Furthermore, if we use different assumptions for future grants, share-based compensation cost could be materially impacted in future periods.

The fair value of our awards in the three months ended March 31, 2022 has been estimated using Black-Scholes based on the following assumptions: expected term of 6.1 years; expected volatility of 90.2%; risk-free interest rate of 1.5%; and no expectation of dividends. The fair value of our awards in the three months ended March 31, 2021 has been estimated using Black-Scholes based on the following assumptions: term of 6.1 years; volatility of 90.5%; risk-free rate of 0.5%; and no expectation of dividends.

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

Recently Adopted Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our consolidated financial statements for the three months ended March 31, 2022 and 2021 appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Emerging Growth Company and Smaller Reporting Company Status

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

Effects of Inflation

Our assets are primarily monetary, consisting of cash and cash equivalents. Because of their liquidity, these assets are not directly affected by inflation. Since we intend to retain and continue to use our equipment, furniture, fixtures and office equipment, computer hardware and software and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and contract services, which could increase our level of expenses and the rate at which we use our resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Item 10 of Regulation S-K and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which could materially affect our business, financial condition, or results of operations. There have been no material changes in or additions to the risk factors referred to in the previous sentence.

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

As of March 31, 2022, we have not used the net proceeds from our initial public offering. We have invested the unused net proceeds from the offering in money market accounts and marketable debt securities. We expect to use the net proceeds from the offering described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 30, 2020, to fund our clinical development programs, including for GB0139, GB1211 and GB2064.

Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1

Amended Non-Employee Director Compensation Policy (incorporated by reference herein from Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-39655) filed with the SEC on February 9, 2022).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Galecto, Inc.

Date: April 29, 2022	By:	/s/ Hans T. Schambye
Hans T. Schambye, M.D., Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: April 29, 2022	By:	/s/ Jonathan Freve
Jonathan Freve
Chief Financial Officer (Principal Financial and Accounting Officer)