Form 10-Q
period 2022-06-30
Galecto, Inc.
filed 2022-07-29
CIK 1800315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 27, 2022, the registrant had 25,395,697 shares of common stock, $0.00001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “project,” “continue,” “potential,” “ongoing,” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements regarding:

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GALECTO, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
Assets	(unaudited)
Current assets
Cash and cash equivalents	$29,795	$62,563
Marketable securities	49,231	37,628
Prepaid expenses and other current assets	3,176	9,911
Total current assets	82,202	110,102
Marketable securities, non-current	6,888	9,048
Operating lease right-of-use asset	554	834
Equipment, net	205	203
Other assets, non-current	3,009	2,028
Total assets	$92,858	$122,215
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,815	$1,531
Accrued expenses and other current liabilities	4,673	3,013
Total current liabilities	7,488	4,544
Operating lease liabilities, non-current	305	448
Total liabilities	7,793	4,992
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized at June 30, 2022 and December 31, 2021; no shares issued or outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, par value of $0.00001 per share; 300,000,000 shares authorized at June 30, 2022 and December 31, 2021; 25,342,138 and 25,261,832 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	276,501	273,655
Accumulated deficit	(189,937)	(156,112)
Accumulated other comprehensive loss	(1,499)	(320)
Total stockholders’ equity	85,065	117,223
Total liabilities and stockholders' equity	$92,858	$122,215

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Galecto, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses
Research and development	$13,707	$8,635	$26,942	$18,625
General and administrative	3,414	3,633	7,118	7,195
Total operating expenses	17,121	12,268	34,060	25,820
Loss from operations	(17,121)	(12,268)	(34,060)	(25,820)
Other income (expense), net
Interest income, net	156	52	217	91
Loss on sale of marketable securities	(70)	—	(70)	—
Foreign exchange transaction gain (loss), net	148	(86)	88	82
Total other income, net	234	(34)	235	173
Net loss	$(16,887)	$(12,302)	(33,825)	(25,647)
Net loss per common share, basic and diluted	$(0.67)	$(0.49)	$(1.34)	$(1.02)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	25,270,314	25,261,832	25,266,096	25,261,832
Other comprehensive loss, net of tax
Currency translation gain (loss)	(719)	153	(889)	(371)
Unrealized gain (loss) on marketable securities	(155)	23	(360)	(57)
Reclassification adjustment for loss included in net income	70	—	70	—
Other comprehensive loss, net of tax	(804)	176	(1,179)	(428)
Total comprehensive loss	$(17,691)	$(12,126)	$(35,004)	$(26,075)

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Galecto, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

For the Three Months Ended	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
June 30, 2022	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at March 31, 2022	25,261,832	$—	$275,059	$(173,050)	$(695)	$101,314
Stock-based compensation expense	—	—	1,419	—	—	1,419
Issuance of common stock; net of issuance costs of $0.1 million	80,306	—	23	—		23
Currency translation loss	—	—	—	—	(719)	(719)
Net unrealized loss on marketable securities	—	—	—	—	(155)	(155)
Reclassification adjustment for loss included in net income	—	—	—	—	70	70
Net loss	—	—	—	(16,887)	—	(16,887)
Balance at June 30, 2022	25,342,138	$—	$276,501	$(189,937)	$(1,499)	$85,065

For the Three Months Ended	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
June 30, 2021	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at March 31, 2021	25,261,832	$—	$270,206	$(117,705)	$70	$152,571
Stock-based compensation expense	—	—	987	—	—	987
Currency translation gain	—	—	—	—	153	153
Net unrealized gain on marketable securities	—	—	—		23	23
Net loss	—	—	—	(12,302)	—	(12,302)
Balance at June 30, 2021	25,261,832	$—	$271,193	$(130,007)	$246	$141,432

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Galecto, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

For the Six Months Ended	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
June 30, 2022	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2021	25,261,832	$—	$273,655	$(156,112)	$(320)	$117,223
Stock-based compensation expense	—	—	2,823	—	—	2,823
Issuance of common stock; net of issuance costs of $0.1 million	80,306	—	23	—	—	23
Currency translation loss	—	—	—	—	(889)	(889)
Net unrealized loss on marketable securities	—	—	—	—	(360)	(360)
Reclassification adjustment for loss included in net income	—	—	—	—	70	70
Net loss	—	—	—	(33,825)	—	(33,825)
Balance at June 30, 2022	25,342,138	$—	$276,501	$(189,937)	$(1,499)	$85,065

For the Six Months Ended	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
June 30, 2021	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2020	25,261,832	$—	$269,175	$(104,360)	$674	$165,489
Stock-based compensation expense	—	—	2,018	—	—	2,018
Currency translation loss	—	—	—	—	(371)	(371)
Net unrealized loss on marketable securities	—	—	—	—	(57)	(57)
Net loss	—	—	—	(25,647)	—	(25,647)
Balance at June 30, 2021	25,261,832	$—	$271,193	$(130,007)	$246	$141,432

See accompanying notes to the unaudited interim condensed consolidated financial statements.

GALECTO, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(33,825)	$(25,647)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation of equipment	15	5
Stock-based compensation	2,823	2,018
Amortization of premiums and discounts on marketable securities	438	234
Net loss on sale of marketable securities	70	—
Amortization of right of use lease asset	207	207
Accretion of lease liability	28	37
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,740	(182)
Other assets, non-current	(981)	(841)
Accounts payable	1,284	(1,266)
Accrued expenses and other current liabilities	1,790	376
Operating lease liabilities	(226)	(261)
Net cash used in operating activities	(21,637)	(25,320)
Cash flows from investing activities:
Purchases of marketable securities	(40,656)	(81,051)
Proceeds from sale of marketable securities	30,415	11,724
Purchases of property and equipment	(17)	(180)
Net cash used in investing activities	(10,258)	(69,507)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	18	—
Net cash provided by financing activities	18	—
Net decrease in cash, cash equivalents and restricted cash	(31,877)	(94,827)
Effect of exchange rate changes on cash and cash equivalents	(891)	(371)
Cash and cash equivalents, beginning of period	62,563	163,836
Cash and cash equivalents, end of period	$29,795	$68,638
Supplemental disclosures of cash flow information:
Cash paid for taxes	$—	$42
Supplemental disclosures of noncash activities:
Operating lease liabilities arising from obtaining right-of-use assets	$—	$409

See accompanying notes to the unaudited interim condensed consolidated financial statements.

GALECTO, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. DESCRIPTION OF BUSINESS, ORGANIZATION AND LIQUIDITY

Business and Organization

Galecto, Inc., together with its consolidated subsidiaries (the “Company” or “Galecto”), is a clinical-stage biotechnology company developing novel therapeutics that are designed to target the biological processes that lie at the heart of fibrotic diseases and cancer. The Company’s initial focus is on the development of small molecule inhibitors of galectin-3 and lysyl oxidase-like 2 ("LOXL2”), which play key roles in regulating fibrosis and cancer.

As of June 30, 2022, the Company’s wholly owned subsidiaries were PharmAkea, Inc. or PharmAkea, Galecto Securities Corporation, and Galecto Biotech AB, a Swedish company. Galecto Biotech ApS, a Danish operating company, is a wholly-owned subsidiary of Galecto Biotech AB.

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

Liquidity and management plans

Since inception, the Company has devoted substantially all its efforts to business planning, research and development,

recruiting management and technical staff and raising capital, and has financed its operations primarily through the issuance of redeemable convertible preferred shares, debt financings and the Company’s initial public offering (“IPO”).

As of June 30, 2022, the Company had an accumulated deficit of $189.9 million, from recurring losses since inception in 2011. The Company has incurred recurring losses and has no sales as none of its product candidates have obtained the necessary regulatory approval for commercialization and to be marketed as approved products. The Company expects to continue to incur losses as a result of costs and expenses related to the Company’s clinical development and corporate general and administrative activities. The Company had negative cash flows from operating activities during the six months ended June 30, 2022 and 2021 of $21.6 million and $25.3 million, respectively, and current projections indicate that the Company will have continued negative cash flows for the foreseeable future as it continues to develop its product candidates. Net losses incurred for the three and six months ended June 30, 2022 were $16.9 million and $33.8 million, respectively. Net losses incurred for the three and six months ended June 30, 2021 were $12.3 million and $25.6 million, respectively.

At June 30, 2022, the Company’s cash, cash equivalents and marketable securities amounted to $85.9 million and current assets amounted to $82.2 million and current liabilities amounted to $7.5 million. At December 31, 2021, the Company’s cash, cash equivalents and marketable securities amounted to $109.2 million, current assets amounted to $110.1 million and current liabilities amounted to $4.5 million.

In the future, the Company will consider the following ways to fund its operations including: (1) raising additional capital through equity and/or debt financings; (2) new commercial relationships to help fund future clinical trial costs (i.e. licensing and partnerships); (3) reducing spending on one or more research and development programs by discontinuing development; and/or (4) restructuring operations to change its overhead structure. Volatility in equity capital markets may adversely affect the market price of the Company’s shares of common stock, which may materially and adversely affect the Company’s ability to fund its business through public or private sales of equity securities. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of its product candidates, key development and regulatory events and its decisions in the future.

Coronavirus pandemic

The outbreak of the novel coronavirus (“COVID-19”) and its variants, and ensuing pandemic, has spread worldwide, causing many governments to implement measures to slow the spread of the outbreak. COVID-19 and its variants have had a significant impact, both directly and indirectly, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services has fallen. The Company continues to monitor the impact of COVID-19 and its subvariants and assess its strategy accordingly. However, there can be no assurance that the Company will not experience additional negative impacts associated with the COVID-19 pandemic, which could decrease or delay enrollment of patients in the Company’s clinical trials or otherwise cause interruptions or delays in the Company’s clinical trials, programs and services, and negatively impact the Company’s business, financial condition and results of operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

The accompanying interim condensed consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021, and related interim information contained within the notes to the interim condensed consolidated financial statements, are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of June 30, 2022, results of operations, statement of stockholders’ equity for the three and six months ended June 30, 2022 and 2021 and its cash flows for the six months ended June 30, 2022 and 2021. All intercompany balances and transactions have been eliminated. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on February 17, 2022 ("2021 Consolidated Financial Statements"). The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results expected for the full fiscal year or any interim period.

For the six months ended June 30, 2022, there have been no changes to the significant accounting policies as disclosed in Note 2 to the Company’s annual consolidated financial statements for the year ended December 31, 2021.

Recently issued accounting standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The ASU 2016-13 guidance became effective as of January 1, 2020, and must be adopted using a modified retrospective approach, with certain exceptions. This guidance is effective for public business entities that meet the definition of a SEC, excluding eligible smaller reporting companies for fiscal years beginning after December 15, 2019. For all other entities, including emerging growth companies, it is effective for fiscal years beginning after December 15, 2022. The Company has not yet adopted ASU 2016-13 and is currently assessing the potential impact of adopting ASU 2016-13 on its financial statements and financial statement disclosures.

3. INVESTMENTS

Cash in excess of the Company’s immediate requirements is invested in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

A summary of the Company’s available-for-sale investments as of June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	At June 30, 2022
	Amortized	Gross Unrealized	Gross Unrealized	Fair
Marketable securities:	Cost	Gains	Losses	Value
Corporate bonds	$49,542	$—	$(311)	$49,231
Total	$49,542	$—	$(311)	$49,231
Marketable securities, non-current:
Corporate bonds	$6,944	$—	$(56)	$6,888
Total	$6,944	$—	$(56)	$6,888

	At December 31, 2021
	Amortized	Gross Unrealized	Gross Unrealized	Fair
Marketable securities:	Cost	Gains	Losses	Value
Corporate bonds	$37,671	$—	$(43)	$37,628
Total	$37,671	$—	$(43)	$37,628
Marketable securities, non-current:
Corporate bonds	$9,082	$—	$(34)	$9,048
Total	$9,082	$—	$(34)	$9,048

The Company incurred a realized loss on an available-for sale investment during the three and six months ending June 30, 2022 of $0.1 million, which is included in interest income, net in the consolidated statements of operations and comprehensive loss.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment as of June 30, 2022 consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Equipment	$240	$223
Less: accumulated depreciation	(35)	(20)
Equipment, net	$205	$203

Depreciation expense for the three and six months ended June 30, 2022 was $7,000 and $15,000, respectively. Depreciation expense for the three and six months ended June 30, 2021 was $2,000 and $5,000, respectively.

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

A summary of the assets that are measured at fair value as of June 30, 2022 and December 31, 2021 is as follows (in thousands):

	Fair Value Measurement at June 30, 2022
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$21,537	$21,537	$—	$—
Debt securities	56,119	—	56,119	—
Total	$77,656	$21,537	$56,119	$—

	Fair Value Measurement at December 31, 2021
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$49,626	49,626	—	—
Debt securities	46,676	—	46,676	—
Total	$96,302	$49,626	$46,676	$—
(1)
Money market funds with maturities of 90 days or less at the date of purchase are included within cash and cash equivalents in the accompanying condensed consolidated balance sheets and are recognized at fair value.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Contract research and development costs	$1,068	$5,569
Research and development tax credit receivable	774	1,682
Prepaid insurance costs	705	1,728
Value-added tax refund receivable	372	598
Other	257	334
Total prepaid expenses and other current assets	$3,176	$9,911

7. LEASES

The Company has the following operating leases:

Location	Primary Use	Lease Expiration Date	Renewal Option
Copenhagen, Denmark	Corporate headquarters	January 2025	None
London, United Kingdom	Office space	February 2024	None
Gothenburg, Sweden	Office space	May 2023	None
Stevenage, United Kingdom	Laboratory space	January 2024	None

The Company has no finance leases and has elected to apply the short-term lease exception to all leases of one year or less. Rent expense for the three and six months ended June 30, 2022 was $0.1 million and $0.2 million, respectively. Rent expense for the three and six months ended June 30, 2021 was $0.1 million and $0.2 million, respectively.

Quantitative information regarding the Company’s leases for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	2022	2021	2022	2021
Operating lease cost (in thousands)	$117	$125	$243	$244
Other Information
Operating cash flows paid for amounts included in the measurement of lease liabilities (in thousands)	$120	$142	$234	$261
Operating lease liabilities arising from obtaining right-of-use assets (in thousands)	$—	$409	$—	$409

As of June 30, 2022 and December 31, 2021, the weighted average remaining lease term for operating leases was 2.2 years and 2.4 years, respectively.

As of June 30, 2022 and December 31, 2021, the weighted average discount rate for operating leases was 8% for both periods.

Operating lease liabilities at June 30, 2022 are as follows (in thousands):

Operating
Future Lease Payments	Leases
2022 (excluding the period ended June 30, 2022)	$287
2023	513
2024	229
2025	16
2026	—
Total lease payments	1,045
Less: imputed interest	(76)
Total lease liabilities	$969

In May 2022, the Company entered into an operating lease agreement to continue and expand the lease in London, United Kingdom, for office space. The lease agreement has an eighteen month term, which commences in September 2022 and expires in February 2024. The total lease payments due during the term of the lease are $418,000 and are included in the future lease payments above.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Contract research and development costs	$2,282	$1,575
Employee compensation costs	1,738	601
Operating lease liabilities, current	269	399
Other liabilities	384	438
Total accrued expenses and other current liabilities	$4,673	$3,013

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

10. STOCK-BASED COMPENSATION

Employee equity plan

In March 2020, the Company's Board of Directors and stockholders approved the 2020 Stock Option and Grant Plan (“2020 Plan”). Holders of stock options under the 2020 Plan shall be entitled to exercise the vested portion of the stock option during the term of the grant. If a qualified exit, as defined in the 2020 Plan, occurs, then all of the holders' unvested options shall vest immediately.

In October 2020, the Company's Board of Directors and stockholders approved the 2020 Equity Incentive Plan (“2020 Equity Plan”). Following the adoption of the 2020 Equity Plan, no further options are available to be issued under the 2020 Plan. Stock options granted under the 2020 Equity Plan generally vest over a four-year period and expire ten years from the grant date. The 2020 Equity Plan will cumulatively increase by 5 percent of the number of shares of common stock issued and outstanding on January 1st each year. At June 30, 2022, the Company had 903,307 options available for future grant under the 2020 Equity Plan.

The following table sets forth the activity for the Company’s stock options during the six months ended June 30, 2022:

	Number of Options	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2021	3,998,728	$6.51	8.3	$1,357,655
Granted	1,774,750	3.01	—	110,313
Cancelled	(13,334)	4.10	—	—
Outstanding at June 30, 2022	5,760,144	$5.44	8.4	$—
Vested and expected to vest at June 30, 2022	5,456,002	$5.44	8.7	$—
Vested and exercisable at June 30, 2022	2,166,299	$5.49	7.3	$—

The weighted-average grant date fair value of all stock options granted for the six months ended June 30, 2022 was $2.24. The intrinsic value at June 30, 2022 was based on the closing price of the Company’s common stock on that date of $1.73 per share.

Stock-based compensation

The grant date fair value of stock options vested during the six months ended June 30, 2022 and 2021 was $4.4 million and $0.5 million, respectively. Total unrecognized compensation expense related to unvested options granted under the Company’s stock-based compensation plan was $13.6 million at June 30, 2022, which is expected to be recognized over a weighted average period of 2.7 years. The Company recorded stock-based compensation expense related to the issuance of stock as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$670	$449	$1,323	$856
General and administrative	749	538	1,500	1,162
Total stock-based compensation	$1,419	$987	$2,823	$2,018

The Company uses a Black-Scholes option pricing model to determine fair value of its stock options. The Black-Scholes option pricing model includes various assumptions, including the fair value of common shares, expected life of stock options, the expected volatility based on the historical volatility of a publicly traded set of peer companies and the expected risk-free interest rate based on the implied yield on a U.S. Treasury security.

The fair values of the options granted were estimated using the following assumptions:

	Six Months Ended
	June 30,
	2022	2021
Risk-free interest rate	1.7%	0.7%
Expected term (in years)	6.0	6.0
Expected volatility	90.0%	90.5%
Expected dividend yield	—	—

11. NET LOSS PER SHARE

Basic and diluted net loss per share is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(16,887)	$(12,302)	$(33,825)	$(25,647)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	25,270,314	25,261,832	25,266,096	25,261,832
Net loss per common share, basic and diluted	$(0.67)	$(0.49)	$(1.34)	$(1.02)

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	Three and Six Months Ended June 30,
	2022	2021
Stock options to purchase common stock	5,760,144	3,769,728

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

Overview

We are a clinical-stage biotechnology company developing novel small molecule therapeutics that are designed to target the biological processes that lie at the heart of cancer and fibrotic diseases. Our strategy is to focus on diseases without disease-modifying treatment options and high unmet medical need. We are concentrating on the development of a new class of medicines: small molecule inhibitors of galectin-3 and lysyl oxidase-like 2, or LOXL2, that target underlying biology for the treatment of multi-factorial diseases like cancer and fibrotic diseases. Galectin proteins, and especially galectin-3, are highly expressed in many cancers and fibrotic diseases and promote cancer progression, while the collagen cross-linking enzyme LOXL2 builds the backbone of fibrotic tissue by cross-linking collagen and elastin molecules and has been linked to cancer growth and metastasis. Our product candidates are designed to modulate multiple disease pathways simultaneously by inhibiting the master drivers of the cancer and fibrotic cascades and may also work synergistically with and enhance the efficacy of other therapeutics. We believe our galectin and LOXL2 product candidates are distinct from the current generation of anti-cancer and anti-fibrotic agents and have the potential to significantly improve patient outcomes for these complex diseases.

Our most advanced product candidate, GB0139, is an inhaled small molecule inhibitor of galectin-3, one of the key regulators of fibrosis that controls the pro-fibrotic activity of TGF-b. Overexpression of galectin-3 is ubiquitous in fibrotic tissue, including in fibrotic lung tissue, and is linked to both disease severity and disease progression, as well as acute exacerbations of idiopathic pulmonary fibrosis, or IPF. We are initially developing GB0139 for the treatment of IPF, a life-threatening progressive fibrotic disease of the lung. IPF affects approximately 100,000 people in the United States, but limited treatment options have been associated with significant side effects, leading to poor therapeutic adherence, and have not conclusively shown an impact on survival. In our clinical trials completed to date, we found orally-inhaled GB0139 to be generally well-tolerated and it inhibited galectin-3 in the lungs in a dose-dependent manner. We also observed that GB0139 decreased levels of a range of plasma biomarkers, such as YKL-40 and platelet-derived growth factor that have been linked to mortality, disease severity and/or progression in IPF. We are currently conducting a 52-week randomized, double-blind, multicenter, parallel, placebo-controlled Phase 2b trial investigating the safety and efficacy of GB0139 in patients with IPF, which we refer to as the GALACTIC-1 trial. We completed target enrollment of 141 patients during the second quarter of 2022 and expect topline results to be available in mid-2023.

GB2064 is a selective oral small molecule inhibitor of LOXL2. We are initially developing GB2064 for the treatment of myelofibrosis, a malignant disease of the bone marrow in which fibrosis reduces the ability to form blood cells. Myelofibrosis is one of several types of cancer and multiple fibrotic diseases in which expression of LOXL2 is significantly increased. Unlike current treatment options for myelofibrosis, we believe that GB2064 has the potential to be a disease-modifying therapy as it is designed to have a direct impact on the fibrotic process and slow the progression of the disease. We are currently conducting a Phase 2a trial examining GB2064 in myelofibrosis, which we refer to as the MYLOX-1 trial. We expect that results from an intermediate review will be available in the third quarter of 2022, while topline results are expected to be available in the first half of 2023.

GB1211 is a selective oral small molecule inhibitor of galectin-3, is chemically distinct from GB0139 and is initially being developed for the treatment of non-small cell lung cancer, or NSCLC, and liver cirrhosis. We believe GB1211 has the potential to treat multiple types of fibrosis and oncology indications. Galectin-3 inhibition has the potential to both directly reduce tumor growth as well as increase the immune mediated eradication of tumors and is believed to increase T-cell recruitment and activation in the tumor microenvironment. We also believe that inhibiting galectin-3 could lead to an increase in the efficacy of checkpoint inhibitors in cancer patients with high galectin-3 expression, as evidenced by preclinical data that we recently presented at the 2022 American Society of Clinical Oncology Annual Meeting showing that GB1211 reversed a galectin-3 induced blockage of the checkpoint inhibitors atezolizumab and pembrolizumab and exhibited synergistic effects with these checkpoint inhibitors. Our initial target indication for GB1211 in oncology is NSCLC, a cancer indication with high unmet need. In November 2021, we announced that we had entered into a clinical trial supply agreement with F. Hoffmann-La Roche Ltd, or Roche, for our planned Phase 2a trial of GB1211 in combination with atezolizumab, marketed by Roche as Tecentriq®, a programmed death-ligand 1 (PD-L1) checkpoint inhibitor for the treatment of first-line NSCLC, which we refer to as the GALLANT-1 trial. We initiated the GALLANT-1 trial in the second quarter of 2022 and expect topline results to be available in mid-2023.

In fibrosis, our initial target indication for GB1211 is liver cirrhosis, a severe, progressive disease that ultimately leads to liver failure and for which there are limited treatment options and no FDA-approved disease specific therapeutics available. We are currently conducting a Phase 1b/2a trial of GB1211 for liver cirrhosis, which we refer to as the GULLIVER-2 trial, that is focused on safety and effect on liver function and fibrosis biomarkers. We completed enrollment in the first quarter of 2022 and expect topline results to be available in the third quarter of 2022.

Our most advanced product candidate, GB0139, is in Phase 2b clinical development and our other product candidates and research initiatives are in early stages of clinical and preclinical development. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our operations to date have been financed primarily from our initial public offering, or IPO, the issuance of convertible preferred shares and convertible notes. Since inception, we have had significant operating losses. Our net loss was $16.9 million and $33.8 million for the three and six months ended June 30, 2022, respectively. Our net loss was $12.3 million and $25.6 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $189.9 million and $85.9 million in cash, cash equivalents and marketable securities.

Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our prepaid expenses, accounts payable and accrued expenses. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. In particular, we expect our expenses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, as well as hire additional personnel, pay fees to outside consultants, lawyers and accountants, and incur other increased costs associated with being a public company. In addition, if and when we seek and obtain regulatory approval to commercialize any current or future product candidate, we will also incur increased expenses in connection with commercialization and marketing of any such product. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities of $85.9 million as of June 30, 2022 will be sufficient to fund our operating expenditures and capital expenditure requirements into the second half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.

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

The COVID-19 pandemic, which began in December 2019 and has spread worldwide, has caused many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny and other measures. The outbreak and government measures taken in response have also had a significant impact, both directly and indirectly, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked. The continued impact of these events on our business and operations are uncertain.

In response to the disruptions caused by COVID-19 and various resulting government directives, we implemented certain measures intended to help us manage its impact, including a hybrid work-from-home strategy for administrative functions and operations. Despite our implementation of such measures, the actual and perceived effect of the COVID-19 pandemic continues to evolve. The COVID-19 pandemic has caused delays and difficulties in the initiation of and recruitment in our ongoing clinical trials of GB0139 (GALACTIC-1), GB2064 (MYLOX-1) and GB1211 (GALLANT-1 and GULLIVER-2). If COVID-19 and its variants continue to impact patient recruitment on our trials, we may not be able to maintain our planned timing for completion of enrollment in these trials, which could require further amendments to trial protocols and delay planned readouts from our trials. We cannot assure you that we will not experience additional negative impacts associated with COVID-19 and its variants, which could be significant.

The COVID-19 pandemic may negatively impact our business, financial condition and results of operations, including by decreasing or delaying the enrollment of patients in our clinical trials or otherwise causing interruptions or delays in our programs and services. See “Risk Factors—Risks Related to Managing Our Business and Operations—The global pandemic of the novel coronavirus disease, COVID-19, has, and may continue to, adversely impact our business, including our preclinical studies and clinical trials” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for more information regarding the potential impact of COVID-19 and its variants on our business and operations.

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

We have historically met the requirements to receive a tax credit in Denmark of up to $0.9 million per year for losses resulting from research and development costs of up to approximately $4.1 million per year. The tax credit is reported as a reduction to research and development expense in the condensed consolidated statements of operations. We recorded a tax credit of $0.8 million and $0.9 million for the three month period ended June 30, 2022 and 2021, respectively.

Our direct research and development expenses are not currently tracked on a program-by-program basis. We use our personnel and infrastructure resources across multiple research and development programs directed toward identifying and developing product candidates. The majority of our clinical spending in the three month period ended June 30, 2022 and 2021 was on GB0139.

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs, depreciation expense and other expenses for outside professional services, including legal, human resources, audit and accounting services and facility-related fees not otherwise included in research and development expenses. Personnel costs consist of salaries, benefits and stock-based compensation expense, for our personnel in executive, finance and accounting, business operations and other administrative functions. We expect our general and administrative expenses to increase over the next several years to support our continued research and development activities, manufacturing activities, increased costs of expanding our operations and operating as a public company. These increases will likely include increases related to the hiring of additional personnel, legal, regulatory and other fees, director and officer insurance premiums and investor relations costs associated with our growth and continued expansion of our operations.

Other Income (Expense), Net

Our other income (expense), net is comprised of:

• Interest income: The interest income earned on our cash, cash equivalents, restricted cash and marketable securities are recorded in our statements of operations.

• Loss on sales of marketable securities: The loss on the sales of our marketable securities are recorded in our statements of operations.

• Foreign exchange: The functional currency of our subsidiaries in Denmark and Sweden is the Euro. Transactions denominated in currencies other than the Euro result in exchange gains and losses that are recorded in our statements of operations.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following sets forth our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30,		Change
	2022	2021	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$13,707	$8,635	$5,072	58.7%
General and administrative	3,414	3,633	(219)	-6.0%
Total operating expenses	$17,121	$12,268	$4,853	39.6%
Loss from operations	(17,121)	(12,268)	(4,853)	39.6%
Other income (expense), net	234	(34)	268	-788.2%
Net loss	$(16,887)	$(12,302)	$(4,585)	37.3%

Research and development expenses

Research and development expenses were comprised of:

	Three Months Ended
	June 30,		Change
	2022	2021	Amount	Percent
	(in thousands)
Preclinical studies and clinical trial-related activities	$8,775	$4,221	$4,554	107.9%
Chemistry, manufacturing and control	1,283	1,532	(249)	-16.3%
Personnel	2,401	1,887	514	27.2%
Consultants and other costs	1,248	995	253	25.4%
Total research and development expenses	$13,707	$8,635	$5,072	58.7%

Research and development expenses were $13.7 million for the three months ended June 30, 2022, compared to $8.6 million for the three months ended June 30, 2021. The increase of $5.1 million was primarily related to increased clinical trial-related expenses of $4.6 million resulting from the GALACTIC-1 Phase 2b trial and three other Phase 2 clinical trials, increased personnel costs due to additional headcount of $0.3 million and personnel costs for non-cash stock-based compensation of $0.2 million and other general research and development costs of $0.3 million; offset by decreased manufacturing expenses of $0.3 million.

General and administrative expenses

General and administrative expenses were $3.4 million for the three months ended June 30, 2022, compared to $3.6 million for the three months ended June 30, 2021. The decrease of $0.2 million was primarily related to decreased consulting related costs of $0.5 million and other general and administrative costs of $0.1 million; offset by increased personnel costs due to additional headcount of $0.2 million and personnel costs for non-cash stock-based compensation of $0.2 million.

Other income (expense), net

Other income (expense), net for the three months ended June 30, 2022 was $0.2 million, compared to de minimis other income (expense), net for the three months ended June 30, 2021. The increase of $0.2 million was primarily due to an increase in the interest income and the net foreign exchange gain, offset by the loss on the sale of marketable securities.

Comparison of the Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,		Change
	2022	2021	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$26,942	$18,625	$8,317	44.7%
General and administrative	7,118	7,195	(77)	-1.1%
Total operating expenses	$34,060	$25,820	$8,240	31.9%
Loss from operations	(34,060)	(25,820)	(8,240)	31.9%
Other income, net	235	173	62	35.8%
Net loss	$(33,825)	$(25,647)	$(8,178)	31.9%

Research and development expenses

Research and development expenses were comprised of:

	Six Months Ended June 30,		Change
	2022	2021	Amount	Percent
	(in thousands)
Preclinical studies and clinical trial-related activities	$16,708	$8,561	$8,147	95.2%
Chemistry, manufacturing and control	3,069	4,394	(1,325)	-30.2%
Personnel	4,929	3,428	1,501	43.8%
Consultants and other costs	2,236	2,242	(6)	-0.3%
Total research and development expenses	$26,942	$18,625	$8,317	44.7%

Research and development expenses were $26.9 million for the six months ended June 30, 2022, compared to $18.6 million for the six months ended June 30, 2021. The increase of $8.3 million was primarily related to increased clinical trial-related expenses of $8.1 million resulting from the GALACTIC-1 Phase 2b trial and three other Phase 2 clinical trials, increased personnel costs due to additional headcount of $1.1 million and personnel costs for non-cash stock-based compensation of $0.4 million; offset by decreased manufacturing expenses of $1.3 million.

General and administrative expenses

General and administrative expenses were $7.1 million for the six months ended June 30, 2022, compared to $7.2 million for the six months ended June 30, 2021. The decrease of $0.1 million was primarily related to decreased consulting related costs of $0.9 million and other general and administrative costs of $0.1 million; offset by increased personnel costs due to additional headcount of $0.6 million and personnel costs for non-cash stock-based compensation of $0.3 million.

Other income (expense), net

Other income (expense), net for the six months ended June 30, 2022, and 2021 was $0.2 million for both periods.

Liquidity and Capital Resources

Sources of Liquidity

Our operations to date have been financed primarily through our IPO, the issuance of convertible preferred shares and convertible notes. Since inception, we have had significant operating losses. On November 2, 2020, we completed our IPO in which we raised $86.3 million in net proceeds. Our net losses were $16.9 million and $33.8 million for the three and six months ended June 30, 2022, respectively. Our net losses were $12.3 million and $25.6 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $189.9 million and $85.9 million in cash, cash equivalents and marketable securities. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

On November 4, 2021, we filed with the SEC, and the SEC declared effective on November 12, 2021, a registration statement on Form S-3, or the Registration Statement, which registers the offering, issuance and sale of up to $200.0 million of our common stock, preferred stock, debt securities, warrants, subscription rights and/or units of any combination thereof. Simultaneous with the filing of the Registration Statement, we entered into an Open Market Sale AgreementSM with Jefferies LLC, as sales agent, to provide for the issuance and sale of up to $50.0 million of our common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus, or the ATM Program. During the three and six months ended June 30, 2022, we sold an aggregate of 80,306 shares of our common stock under the ATM Program at a weighted average selling price of $1.98 per share.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(21,637)	$(25,320)
Net cash used in investing activities	(10,258)	(69,507)
Net cash provided by financing activities	18	—
Net decrease in cash and cash equivalents	$(31,877)	$(94,827)

Net Cash Used in Operating Activities

Cash used in operating activities of $21.6 million during the six months ended June 30, 2022 was primarily attributable to our net loss of $33.8 million together with non-cash items of $3.6 million principally with respect to stock-based compensation and a net increase of $8.6 million in components of our working capital.

Cash used in operating activities of $25.3 million during the six months ended June 30, 2021 was primarily attributable to our net loss of $25.6 million together with non-cash items of $2.5 million principally with respect to stock-based compensation, offset by a net decrease of $2.2 million in components of our working capital.

Net Cash Used in Investing Activities

Cash used in investing activities of $10.3 million during the six months ended June 30, 2022 was the result of $40.7 million for the purchase of marketable securities, offset by $30.4 million in proceeds from the sale of marketable securities.

Cash used in investing activities of $69.5 million during the six months ended June 30, 2021 was the result of $81.0 million for the purchase of marketable securities and $0.2 million for the purchase of property and equipment, offset by $11.7 million in proceeds from the sale of marketable securities.

Net Cash Provided by Financing Activities

Cash provided by financing activities of $0.02 million during six months ended June 30, 2022 was the result of net proceeds from the issuance of our common stock. We had no financing activities for the six months ended June 30, 2021.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities of $85.9 million as of June 30, 2022 will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2024. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Volatility in equity capital markets may adversely affect the market price of our equity securities, which may materially and adversely affect our ability to fund our business through public or private sales of equity securities. If we raise additional capital through public or private equity offerings in the future, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

The fair value of our awards in the six months ended June 30, 2022 has been estimated using Black-Scholes based on the following assumptions: expected term of 6.0 years; expected volatility of 90.0%; risk-free interest rate of 1.7%; and no expectation of dividends. The fair value of our awards in the six months ended June 30, 2021 has been estimated using Black-Scholes based on the following assumptions: term of 6.0 years; volatility of 90.5%; risk-free rate of 0.7%; and no expectation of dividends.

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

Recently Adopted Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our consolidated financial statements for the six months ended June 30, 2022 and 2021 appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

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

Effects of Inflation

Our assets are primarily monetary, consisting of cash and cash equivalents. Because of their liquidity, these assets are not directly affected by inflation. Since we intend to retain and continue to use our equipment, furniture, fixtures and office equipment, computer hardware and software and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. However, the rate of inflation affects our expense use our resources. We continue to monitor the impact of inflation on these costs in order to minimize its effects through productivity improvements and cost reductions. There can be no assurance, however, that our operating results will not be affected by inflation in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Item 10 of Regulation S-K and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

As of June 30, 2022, $0.4 million of the net proceeds from our IPO have been used for general working capital purposes, including the funding of our clinical development programs. We have invested the unused net proceeds from the offering in money market accounts and marketable debt securities. We expect to use the net proceeds from the offering described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 30, 2020, to fund our clinical development programs, including for GB0139, GB1211 and GB2064.

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

Galecto, Inc.

Date: July 29, 2022	By:	/s/ Hans T. Schambye
Hans T. Schambye, M.D., Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: July 29, 2022	By:	/s/ Jonathan Freve
Jonathan Freve
Chief Financial Officer (Principal Financial and Accounting Officer)