Form 10-Q
period 2022-09-30
Galecto, Inc.
filed 2022-11-08
CIK 1800315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, the registrant had 25,581,029 shares of common stock, $0.00001 par value per share, outstanding.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GALECTO, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2022	2021
Assets	(unaudited)
Current assets
Cash and cash equivalents	$28,336	$62,563
Marketable securities	40,748	37,628
Prepaid expenses and other current assets	2,115	9,911
Total current assets	71,199	110,102
Marketable securities, non-current	6,829	9,048
Operating lease right-of-use asset	852	834
Equipment, net	338	203
Other assets, non-current	2,807	2,028
Total assets	$82,025	$122,215
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,907	$1,531
Accrued expenses and other current liabilities	6,951	3,013
Total current liabilities	8,858	4,544
Operating lease liabilities, non-current	440	448
Total liabilities	9,298	4,992
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized at September 30, 2022 and December 31, 2021; no shares issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, par value of $0.00001 per share; 300,000,000 shares authorized at September 30, 2022 and December 31, 2021; 25,581,029 and 25,261,832 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	278,319	273,655
Accumulated deficit	(203,667)	(156,112)
Accumulated other comprehensive loss	(1,925)	(320)
Total stockholders’ equity	72,727	117,223
Total liabilities and stockholders' equity	$82,025	$122,215

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Galecto, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses
Research and development	$10,494	$9,748	$37,436	$28,373
General and administrative	3,128	3,191	10,246	10,386
Total operating expenses	13,622	12,939	47,682	38,759
Loss from operations	(13,622)	(12,939)	(47,682)	(38,759)
Other income (expense), net
Interest income, net	221	35	438	126
Loss on sale of marketable securities	—	—	(70)	—
Foreign exchange transaction gain (loss), net	(329)	208	(241)	290
Total other income (expense), net	(108)	243	127	416
Net loss	$(13,730)	$(12,696)	$(47,555)	$(38,343)
Net loss per common share, basic and diluted	$(0.54)	$(0.50)	$(1.88)	$(1.52)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	25,491,786	25,261,832	25,342,153	25,261,832
Other comprehensive loss, net of tax
Currency translation loss	(344)	(369)	(1,233)	(740)
Unrealized gain (loss) on marketable securities	(82)	34	(442)	(23)
Reclassification adjustment for loss included in net income	—	—	70	—
Other comprehensive loss, net of tax	(426)	(335)	(1,605)	(763)
Total comprehensive loss	$(14,156)	$(13,031)	$(49,160)	$(39,106)

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Galecto, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

For the Three Months Ended	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
September 30, 2022	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at June 30, 2022	25,342,138	$—	$276,501	$(189,937)	$(1,499)	$85,065
Stock-based compensation expense	—	—	1,398	—	—	1,398
Issuance of common stock; net of issuance costs	238,891	—	420	—	—	420
Other comprehensive loss, net	—	—	—	—	(426)	(426)
Net loss	—	—	—	(13,730)	—	(13,730)
Balance at September 30, 2022	25,581,029	$—	$278,319	$(203,667)	$(1,925)	$72,727

For the Three Months Ended	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
September 30, 2021	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at June 30, 2021	25,261,832	$—	$271,193	$(130,007)	$246	$141,432
Stock-based compensation expense	—	—	1,219	—	—	1,219
Other comprehensive loss, net	—	—	—	—	(335)	(335)
Net loss	—	—	—	(12,696)	—	(12,696)
Balance at September 30, 2021	25,261,832	$—	$272,412	$(142,703)	$(89)	$129,620

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Galecto, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

For the Nine Months Ended	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
September 30, 2022	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2021	25,261,832	$—	$273,655	$(156,112)	$(320)	$117,223
Stock-based compensation expense	—	—	4,222	—	—	4,222
Issuance of common stock; net of issuance costs of $0.2 million	319,197	—	442	—	—	442
Other comprehensive loss, net	—	—	—	—	(1,605)	(1,605)
Net loss	—	—	—	(47,555)	—	(47,555)
Balance at September 30, 2022	25,581,029	$—	$278,319	$(203,667)	$(1,925)	$72,727

For the Nine Months Ended	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
September 30, 2021	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2020	25,261,832	$—	$269,175	$(104,360)	$674	$165,489
Stock-based compensation expense	—	—	3,237	—	—	3,237
Other comprehensive loss, net	—	—	—	—	(763)	(763)
Net loss	—	—	—	(38,343)	—	(38,343)
Balance at September 30, 2021	25,261,832	$—	$272,412	$(142,703)	$(89)	$129,620

See accompanying notes to the unaudited interim condensed consolidated financial statements.

GALECTO, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(47,555)	$(38,343)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation of equipment	21	13
Stock-based compensation	4,222	3,237
Amortization of premiums and discounts on marketable securities	447	731
Net loss on sale of marketable securities	70	—
Amortization of right of use lease asset	305	317
Accretion of lease liability	36	57
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	7,802	(7)
Other assets, non-current	(785)	(203)
Accounts payable	376	(871)
Accrued expenses and other current liabilities	3,919	993
Operating lease liabilities	(342)	(403)
Net cash used in operating activities	(31,484)	(34,479)
Cash flows from investing activities:
Purchases of marketable securities	(40,656)	(84,209)
Proceeds from sale of marketable securities	38,865	21,976
Purchases of property and equipment	(155)	(227)
Net cash used in investing activities	(1,946)	(62,460)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	442	—
Net cash provided by financing activities	442	—
Net decrease in cash, cash equivalents and restricted cash	(32,988)	(96,939)
Effect of exchange rate changes on cash and cash equivalents	(1,239)	(740)
Cash and cash equivalents, beginning of period	62,563	163,836
Cash and cash equivalents, end of period	$28,336	$66,157
Supplemental disclosures of cash flow information:
Cash paid for taxes	$—	$40
Supplemental disclosures of noncash activities:
Operating lease liabilities arising from obtaining right-of-use assets	$449	$409

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

As of September 30, 2022, the Company’s wholly owned subsidiaries were PharmAkea, Inc. or PharmAkea, Galecto Securities Corporation, and Galecto Biotech AB, a Swedish company. Galecto Biotech ApS, a Danish operating company, is a wholly-owned subsidiary of Galecto Biotech AB.

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

Liquidity and management plans

Since inception, the Company has devoted substantially all its efforts to business planning, research and development,

recruiting management and technical staff and raising capital, and has financed its operations primarily through the issuance of redeemable convertible preferred shares, debt financings, the Company’s initial public offering (“IPO”) and sales of the Company's common stock in "at-the-market" offerings.

As of September 30, 2022, the Company had an accumulated deficit of $203.7 million, from recurring losses since inception in 2011. The Company has incurred recurring losses and has no sales as none of its product candidates have obtained the necessary regulatory approval for commercialization and to be marketed as approved products. The Company expects to continue to incur losses as a result of costs and expenses related to the Company’s clinical development and corporate general and administrative activities. The Company had negative cash flows from operating activities during the nine months ended September 30, 2022 and 2021 of $31.5 million and $34.5 million, respectively, and current projections indicate that the Company will have continued negative cash flows for the foreseeable future as it continues to develop its product candidates. Net losses incurred for the three and nine months ended September 30, 2022 were $13.7 million and $47.6 million, respectively. Net losses incurred for the three and nine months ended September 30, 2021 were $12.7 million and $38.3 million, respectively.

At September 30, 2022, the Company’s cash, cash equivalents and marketable securities amounted to $75.9 million and current assets amounted to $71.2 million and current liabilities amounted to $8.9 million. At December 31, 2021, the Company’s cash, cash equivalents and marketable securities amounted to $109.2 million, current assets amounted to $110.1 million and current liabilities amounted to $4.5 million.

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

Coronavirus pandemic

The novel coronavirus (“COVID-19”) and its variants, and ensuing pandemic, has continued to spread worldwide, causing many governments to implement measures to slow the spread of the outbreak. COVID-19 and its variants have had a significant impact, both directly and indirectly, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services has fallen. The Company continues to monitor the impact of COVID-19 and its subvariants and assess its strategy accordingly. However, there can be no assurance that the Company will not experience additional negative impacts associated with the COVID-19 pandemic, which could decrease or delay enrollment of patients in the Company’s clinical trials or otherwise cause interruptions or delays in the Company’s clinical trials, programs and services, and negatively impact the Company’s business, financial condition and results of operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

The accompanying interim condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021, and related interim information contained within the notes to the interim condensed consolidated financial statements, are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of September 30, 2022, results of operations, statement of stockholders’ equity for the three and nine months ended September 30, 2022 and 2021 and its cash flows for the nine months ended September 30, 2022 and 2021. All intercompany balances and transactions have been eliminated. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on February 17, 2022 ("2021 Consolidated Financial Statements"). The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results expected for the full fiscal year or any interim period.

For the nine months ended September 30, 2022, there have been no changes to the significant accounting policies as disclosed in Note 2 to the Company’s annual consolidated financial statements for the year ended December 31, 2021.

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

A summary of the Company’s available-for-sale investments as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	At September 30, 2022
	Amortized	Gross Unrealized	Gross Unrealized	Fair
Marketable securities:	Cost	Gains	Losses	Value
Corporate bonds	$41,035	$—	$(287)	$40,748
Total	$41,035	$—	$(287)	$40,748
Marketable securities, non-current:
Corporate bonds	$6,991	$—	$(162)	$6,829
Total	$6,991	$—	$(162)	$6,829

	At December 31, 2021
	Amortized	Gross Unrealized	Gross Unrealized	Fair
Marketable securities:	Cost	Gains	Losses	Value
Corporate bonds	$37,671	$—	$(43)	$37,628
Total	$37,671	$—	$(43)	$37,628
Marketable securities, non-current:
Corporate bonds	$9,082	$—	$(34)	$9,048
Total	$9,082	$—	$(34)	$9,048

The Company incurred a realized loss on an available-for sale investment during the nine months ending September 30, 2022 of $0.1 million, which is included in other income (expense), net in the consolidated statements of operations and comprehensive loss.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment as of September 30, 2022 consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Equipment	$379	$223
Less: accumulated depreciation	(41)	(20)
Equipment, net	$338	$203

Depreciation expense for the three and nine months ended September 30, 2022 was $6,000 and $21,000, respectively. Depreciation expense for the three and nine months ended September 30, 2021 was $8,000 and $13,000, respectively.

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

A summary of the assets that are measured at fair value as of September 30, 2022 and December 31, 2021 is as follows (in thousands):

	Fair Value Measurement at September 30, 2022
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$13,160	$13,160	$—	$—
Debt securities	47,577	—	47,577	—
Total	$60,737	$13,160	$47,577	$—

	Fair Value Measurement at December 31, 2021
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$49,626	49,626	—	—
Debt securities	46,676	—	46,676	—
Total	$96,302	$49,626	$46,676	$—
(1)
Money market funds with maturities of 90 days or less at the date of purchase are included within cash and cash equivalents in the accompanying condensed consolidated balance sheets and are recognized at fair value.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Contract research and development costs	$732	$5,569
Research and development tax credit receivable	724	1,682
Prepaid insurance costs	214	1,728
Value-added tax refund receivable	368	598
Other	77	334
Total prepaid expenses and other current assets	$2,115	$9,911

7. LEASES

The Company has the following operating leases:

Location	Primary Use	Lease Expiration Date	Renewal Option
Copenhagen, Denmark	Corporate headquarters	January 2025	None
London, United Kingdom	Office space	February 2024	None
Gothenburg, Sweden	Office space	May 2023	None
Stevenage, United Kingdom	Laboratory space	August 2025	None

The Company has no finance leases and has elected to apply the short-term lease exception to all leases of one year or less. Rent expense for the three and nine months ended September 30, 2022 was $0.1 million and $0.4 million, respectively. Rent expense for the three and nine months ended September 30, 2021 was $0.1 million and $0.4 million, respectively.

Quantitative information regarding the Company’s leases for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	2022	2021	2022	2021
Operating lease cost (in thousands)	$125	$130	$368	$374
Other Information
Operating cash flows paid for amounts included in the measurement of lease liabilities (in thousands)	$134	$142	$368	$403
Operating lease liabilities arising from obtaining right-of-use assets (in thousands)	$449	$409	$449	$409

As of September 30, 2022 and December 31, 2021, the weighted average remaining lease term for operating leases was 2.0 years and 2.4 years, respectively.

As of September 30, 2022 and December 31, 2021, the weighted average discount rate for operating leases was 8% for both periods.

Operating lease liabilities at September 30, 2022 are as follows (in thousands):

Operating
Future Lease Payments	Leases
2022 (excluding the period ended September 30, 2022)	$134
2023	481
2024	269
2025	47
2026	—
Total lease payments	931
Less: imputed interest	(74)
Total lease liabilities	$857

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Contract research and development costs	$4,544	$1,575
Employee compensation costs	1,549	601
Operating lease liabilities, current	418	399
Other liabilities	440	438
Total accrued expenses and other current liabilities	$6,951	$3,013

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

In October 2020, the Company's Board of Directors and stockholders approved the 2020 Equity Incentive Plan (“2020 Equity Plan”). Following the adoption of the 2020 Equity Plan, no further options are available to be issued under the 2020 Plan. Stock options granted under the 2020 Equity Plan generally vest over a four-year period and expire ten years from the grant date. The 2020 Equity Plan will cumulatively increase by 5 percent of the number of shares of common stock issued and outstanding on January 1st each year. At September 30, 2022, the Company had 853,223 options available for future grant under the 2020 Equity Plan.

The following table sets forth the activity for the Company’s stock options during the nine months ended September 30, 2022:

	Number of Options	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2021	3,998,728	$6.51	8.3	$1,357,655
Granted	1,827,750	2.98	—	111,013
Cancelled	(16,250)	4.24	—	—
Outstanding at September 30, 2022	5,810,228	$5.41	8.1	$2,400
Vested and expected to vest at September 30, 2022	5,506,086	$5.41	8.5	$2,400
Vested and exercisable at September 30, 2022	2,464,125	$5.52	7.2	$—

The weighted-average grant date fair value of all stock options granted for the nine months ended September 30, 2022 was $2.22. The intrinsic value at September 30, 2022 and December 31, 2021 was based on the closing price of the Company’s common stock on that date of $1.89 and $3.03 per share, respectively.

Stock-based compensation

The grant date fair value of stock options vested during the nine months ended September 30, 2022 and 2021 was $5.7 million and $1.9 million, respectively. Total unrecognized compensation expense related to unvested options granted under the Company’s stock-based compensation plan was $12.3 million at September 30, 2022, which is expected to be recognized over a weighted average period of 2.4 years. The Company recorded stock-based compensation expense related to the issuance of stock as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$657	$516	$1,980	$1,372
General and administrative	741	703	2,242	1,865
Total stock-based compensation	$1,398	$1,219	$4,222	$3,237

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

The fair values of the options granted were estimated using the following assumptions:

	Nine Months Ended
	September 30,
	2022	2021
Risk-free interest rate	1.7%	0.7%
Expected term (in years)	6.0	6.0
Expected volatility	90.0%	90.5%
Expected dividend yield	—	—

11. NET LOSS PER SHARE

Basic and diluted net loss per share is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(13,730)	$(12,696)	$(47,555)	$(38,343)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	25,491,786	25,261,832	25,342,153	25,261,832
Net loss per common share, basic and diluted	$(0.54)	$(0.50)	$(1.88)	$(1.52)

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	Three and Nine Months Ended September 30,
	2022	2021
Stock options to purchase common stock	5,810,228	3,923,728

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto for the year ended December 31, 2021, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the United States Securities and Exchange Commission, or the SEC, on February 17, 2022. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in other SEC filings.

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

GB2064 is a selective oral small molecule inhibitor of LOXL2. We are initially developing GB2064 for the treatment of myelofibrosis, a malignant disease of the bone marrow in which fibrosis reduces the ability to form blood cells. Myelofibrosis is one of several types of cancer and multiple fibrotic diseases in which expression of LOXL2 is significantly increased. Unlike current treatment options for myelofibrosis, we believe that GB2064 has the potential to be a disease-modifying therapy as it is designed to have a direct impact on the fibrotic process and slow the progression of the disease. We are currently conducting a Phase 2a trial examining GB2064 in myelofibrosis, which we refer to as the MYLOX-1 trial, and we announced results from a planned intermediate assessment in the third quarter of 2022. As part of this assessment, we evaluated results from the first five patients who had completed at least six months of treatment with GB2064 and who had repeated bone marrow biopsies. In the intermediate assessment, four out of five evaluable myelofibrosis patients who received GB2064 monotherapy for at least six months experienced a ≥ 1-grade reduction in collagen fibrosis of the bone marrow, an improvement suggesting that GB2064 could impact the progression of the disease and be disease modifying. All four patients who experienced a > 1-grade reduction in fibrosis score also showed stable hematological parameters (hemoglobin, white blood cell count, and thrombocytes) and stable spleen volume over the six month treatment period, and none required transfusion. As of the date of the planned intermediate assessment, sixteen patients in the MYLOX-1 trial had been dosed with GB2064, of which eight patients have completed or continue to receive treatment and eight patients have either discontinued treatment as a result of an adverse event or disease progression. The most commonly observed treatment-related adverse events were gastrointestinal in nature and were manageable in most patients with standard therapy. In the five patients who completed at least six months of treatment with GB2064, there were no treatment-related serious adverse events, while in the entire trial population, the only possibly treatment-related serious adverse event was a case of fall, demonstrating a generally acceptable tolerability profile from this assessment. We expect topline results to be available in the second half of 2023.

GB1211 is a selective oral small molecule inhibitor of galectin-3, is chemically distinct from GB0139 and is initially being developed for the treatment of oncology indications and liver cirrhosis. We believe GB1211 has the potential to treat multiple types of fibrosis and oncology indications. Galectin-3 inhibition has the potential to both directly reduce tumor growth as well as increase the immune mediated eradication of tumors and is believed to increase T-cell recruitment and activation in the tumor microenvironment. We also believe that inhibiting galectin-3 could lead to an increase in the efficacy of checkpoint inhibitors in cancer patients with high galectin-3 expression, as evidenced by preclinical data that we recently presented at the 2022 American Society of Clinical Oncology Annual Meeting showing that GB1211 reversed a galectin-3 induced blockage of the checkpoint inhibitors atezolizumab and pembrolizumab and exhibited synergistic effects with these checkpoint inhibitors. Our initial target indication for GB1211 in oncology is non-small cell lung cancer, or NSCLC, a cancer indication with high unmet need. In the fourth quarter of 2021, we announced that we had entered into a clinical trial supply agreement with F. Hoffmann-La Roche Ltd, or Roche, for our planned Phase 2a trial of GB1211 in combination with atezolizumab, marketed by Roche as Tecentriq®, a programmed death-ligand 1 (PD-L1) checkpoint inhibitor for the treatment of first-line NSCLC, which we refer to as the GALLANT-1 trial. We initiated the GALLANT-1 trial in the second quarter of 2022 and expect topline results to be available in the second half of 2023.

In October 2022, we entered into an agreement with Providence Portland Medical Center’s Earle A. Chiles Research Institute (EACRI) to evaluate the safety and efficacy of GB1211 in combination with pembrolizumab (Keytruda®). Galecto has committed to supply GB1211 for this Phase 2 trial. The randomized, double-blind placebo controlled, investigator-initiated Phase 2 trial will evaluate whether the addition of GB1211 increases the response rate of pembrolizumab in metastatic melanoma and head and neck squamous cell carcinoma (HNSCC) patients. The study will employ a fixed dose of GB1211 in conjunction with the standard therapeutic dose of pembrolizumab in patients with unresectable or metastatic melanoma or recurrent or metastatic HNSCC progressing during or after platinum-containing chemotherapy. In addition to monitoring for toxicity and clinical response, blood and tumor samples will be obtained to assess immunologic measures relevant to galectin-3 biology and checkpoint inhibition. This trial is expected to begin in 2023 and topline results of the combination are expected to be reported as early as 2025.

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

In November 2022, we announced topline results from the GULLIVER-2 trial that showed statistically significant reductions in ALT (p<0.0005), AST (p<0.005) and GGT (p<0.05), with encouraging reductions for ALP (p<0.09), after 12 weeks of treatment. Patients treated with GB1211 also demonstrated improvement and consistent signs of activity across biochemical liver function markers and markers of target engagement, apoptosis, and fibrosis, including reductions in galectin-3 (p<0.05) and CK-18 (M65) (p<0.002). Bilirubin, albumin, international normalized ratio (INR) and other biochemical measurements remained stable. These findings suggest that GB1211 provided liver cell protection and improved liver status, further supporting clinical development in severe liver disease. Liver enzyme (AST, ALT, and GGT) reductions were observed after seven days of treatment and continued to decrease over the 12 weeks of treatment. These liver enzyme levels remained decreased compared to baseline two weeks after the study’s conclusion, indicating durable effects and a decrease in liver inflammation. The use of GB1211 in the GULLIVER-2 trial showed encouraging numerical improvements in liver health biomarkers after 12 weeks of therapy.

GB1211 exhibited a favorable tolerability profile in Child-Pugh B decompensated liver cirrhosis patients in the GULLIVER-2 trial. Five of 15 patients on GB1211 and four of 15 patients on placebo reported nine and eight treatment-emergent adverse events (TEAEs), respectively. Three serious TEAEs were observed in one patient on GB1211, but were deemed to be unrelated to GB1211.

Our product candidates GB0139, GB1211 and GB2064 are in Phase 2 of clinical development. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of these product candidates. Our operations to date have been financed primarily from our initial public offering, or IPO, the issuance of convertible preferred shares and convertible notes. Since inception, we have had significant operating losses. Our net loss was $13.7 million and $47.6 million for the three and nine months ended September 30, 2022, respectively. Our net loss was $12.7 million and $38.3 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $203.7 million and $75.9 million in cash, cash equivalents and marketable securities.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities of $75.9 million as of September 30, 2022 will be sufficient to fund our operating expenditures and capital expenditure requirements into the second half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.

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

In response to the disruptions caused by the COVID-19 pandemic and various resulting government directives, we implemented certain measures intended to help us manage its impact, including a hybrid work-from-home strategy for administrative functions and operations. Despite our implementation of such measures, the actual and perceived effect of the COVID-19 pandemic continues to evolve. The COVID-19 pandemic has caused delays and difficulties in the initiation of and recruitment in our ongoing clinical trials of GB0139 (GALACTIC-1), GB2064 (MYLOX-1) and GB1211 (GALLANT-1 and our recently completed GULLIVER-2 trial). If COVID-19 and its variants continue to impact patient recruitment on our trials, we may not be able to maintain our planned timing for completion of enrollment in these trials, which could require further amendments to trial protocols and delay planned readouts from our trials. We cannot assure you that we will not experience additional negative impacts associated with COVID-19 and its variants, which could be significant. The COVID-19 pandemic may negatively impact our business, financial condition and results of operations, including by decreasing or delaying the enrollment of patients in our clinical trials or otherwise causing interruptions or delays in our programs and services. See “Risk Factors—Risks Related to Managing Our Business and Operations—The global pandemic of the novel coronavirus disease, COVID-19, has, and may continue to, adversely impact our business, including our preclinical studies and clinical trials” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for more information regarding the potential impact of COVID-19 and its variants on our business and operations.

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

We have historically met the requirements to receive a tax credit in Denmark of up to $0.9 million per year for losses resulting from research and development costs of up to approximately $4.1 million per year. The tax credit is reported as a reduction to research and development expense in the condensed consolidated statements of operations. We recorded a tax credit of $0.8 million and $0.9 million for the nine month period ended September 30, 2022 and 2021, respectively.

Our direct research and development expenses are not currently tracked on a program-by-program basis. We use our personnel and infrastructure resources across multiple research and development programs directed toward identifying and developing product candidates. The majority of our clinical spending in the nine month period ended September 30, 2022 and 2021 was on GB0139.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following sets forth our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30,		Change
	2022	2021	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$10,494	$9,748	$746	7.7%
General and administrative	3,128	3,191	(63)	-2.0%
Total operating expenses	$13,622	$12,939	$683	5.3%
Loss from operations	(13,622)	(12,939)	(683)	5.3%
Other income (expense), net	(108)	243	(351)	-144.4%
Net loss	$(13,730)	$(12,696)	$(1,034)	8.1%

Research and development expenses

Research and development expenses were comprised of:

	Three Months Ended
	September 30,		Change
	2022	2021	Amount	Percent
	(in thousands)
Preclinical studies and clinical trial-related activities	$5,897	$5,312	$585	11.0%
Chemistry, manufacturing and control	1,354	1,314	40	3.0%
Personnel	1,993	2,046	(53)	-2.6%
Consultants and other costs	1,250	1,076	174	16.2%
Total research and development expenses	$10,494	$9,748	$746	7.7%

Research and development expenses were $10.5 million for the three months ended September 30, 2022, compared to $9.7 million for the three months ended September 30, 2021. The increase of $0.7 million was primarily related to increased clinical trial-related expenses of $0.6 million resulting from the GALACTIC-1 Phase 2b trial and three other Phase 2 clinical trials and increased other general research and development costs of $0.2 million, offset by decreased personnel costs of $0.1 million.

General and administrative expenses

General and administrative expenses were $3.1 million for the three months ended September 30, 2022, compared to $3.2 million for the three months ended September 30, 2021. The decrease of $0.1 million was primarily related to decreased net other general administrative costs.

Other income (expense), net

Other income (expense), net for the three months ended September 30, 2022 was $(0.1) million, compared to $0.2 million other income (expense), net for the three months ended September 30, 2021. The decrease of $0.3 million was primarily due to a net foreign exchange loss, offset by an increase in net interest income.

Comparison of the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,		Change
	2022	2021	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$37,436	$28,373	$9,063	31.9%
General and administrative	10,246	10,386	(140)	-1.3%
Total operating expenses	$47,682	$38,759	$8,923	23.0%
Loss from operations	(47,682)	(38,759)	(8,923)	23.0%
Other income, net	127	416	(289)	-69.5%
Net loss	$(47,555)	$(38,343)	$(9,212)	24.0%

Research and development expenses

Research and development expenses were comprised of:

	Nine Months Ended September 30,		Change
	2022	2021	Amount	Percent
	(in thousands)
Preclinical studies and clinical trial-related activities	$22,605	$14,115	$8,490	60.1%
Chemistry, manufacturing and control	4,423	5,708	(1,285)	-22.5%
Personnel	6,922	5,748	1,174	20.4%
Consultants and other costs	3,486	2,802	684	24.4%
Total research and development expenses	$37,436	$28,373	$9,063	31.9%

Research and development expenses were $37.4 million for the nine months ended September 30, 2022, compared to $28.4 million for the nine months ended September 30, 2021. The increase of $9.1 million was primarily related to increased clinical trial-related expenses of $8.5 million resulting from the GALACTIC-1 Phase 2b trial and three other Phase 2 clinical trials, increased personnel costs due to additional headcount of $0.6 million and personnel costs for non-cash stock-based compensation of $0.6 million and increased other general research and development costs of $0.7 million, offset by decreased manufacturing expenses of $1.3 million.

General and administrative expenses

General and administrative expenses were $10.2 million for the nine months ended September 30, 2022, compared to $10.4 million for the nine months ended September 30, 2021. The decrease of $0.2 million was primarily related to decreased consulting related costs of $0.9 million and decreased legal related costs of $0.5 million; offset by increased personnel costs due to additional headcount of $0.4 million and personnel costs for non-cash stock-based compensation of $0.4 million and increased other general and administrative costs of $0.4 million.

Other income (expense), net

Other income (expense), net for the nine months ended September 30, 2022 was $0.1 million, compared to other income (expense), net of $0.4 million for the nine months ended September 30, 2021. The decrease of $0.3 million was primarily due to a net foreign exchange loss, offset by an increase in net interest income.

Liquidity and Capital Resources

Sources of Liquidity

Our operations to date have been financed primarily through our IPO, the issuance of common stock through our ATM Program (as defined below), the issuance of convertible preferred shares and convertible notes. Since inception, we have had significant operating losses. On November 2, 2020, we completed our IPO in which we raised $86.3 million in net proceeds. On November 4, 2021, we filed with the SEC, and the SEC declared effective on November 12, 2021, a registration statement on Form S-3, or the Registration Statement, which registers the offering, issuance and sale of up to $200.0 million of our common stock, preferred stock, debt securities, warrants, subscription rights and/or units of any combination thereof. Simultaneous with the filing of the Registration Statement, we entered into an Open Market Sale AgreementSM with Jefferies LLC, as sales agent, to provide for the issuance and sale of up to $50.0 million of our common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus, or the ATM Program. During the three and nine months ended September 30, 2022, we sold an aggregate of 238,891 and 319,197 shares, respectively, of our common stock under the ATM Program at a weighted average selling price of $1.99 per share during both periods.

Our net losses were $13.7 million and $47.6 million for the three and nine months ended September 30, 2022, respectively. Our net losses were $12.7 million and $38.3 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $203.7 million and $75.9 million in cash, cash equivalents and marketable securities. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(31,484)	$(34,479)
Net cash used in investing activities	(1,946)	(62,460)
Net cash provided by financing activities	442	—
Net decrease in cash and cash equivalents	$(32,988)	$(96,939)

Net Cash Used in Operating Activities

Cash used in operating activities of $31.5 million during the nine months ended September 30, 2022 was primarily attributable to our net loss of $47.6 million together with non-cash items of $5.1 million principally with respect to stock-based compensation and a net increase of $11.0 million in components of our working capital.

Cash used in operating activities of $34.5 million during the nine months ended September 30, 2021 was primarily attributable to our net loss of $38.3 million together with non-cash items of $4.4 million principally with respect to stock-based compensation, offset by a net decrease of $0.5 million in components of our working capital.

Net Cash Used in Investing Activities

Cash used in investing activities of $1.9 million during the nine months ended September 30, 2022 was the result of $40.7 million for the purchase of marketable securities and $0.1 million for the purchase of property and equipment, offset by $38.9 million in proceeds from the sale of marketable securities.

Cash used in investing activities of $62.5 million during the nine months ended September 30, 2021 was the result of $84.2 million for the purchase of marketable securities and $0.2 million for the purchase of property and equipment, offset by $21.9 million in proceeds from the sale of marketable securities.

Net Cash Provided by Financing Activities

Cash provided by financing activities of $0.4 million during nine months ended September 30, 2022 was the result of net proceeds from the issuance of our common stock. We had no financing activities for the nine months ended September 30, 2021.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities of $75.9 million as of September 30, 2022 will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2024. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Volatility in equity capital markets may adversely affect the market price of our equity securities, which may materially and adversely affect our ability to fund our business through public or private sales of equity securities. If we raise additional capital through public or private equity offerings in the future, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

The fair value of our awards in the nine months ended September 30, 2022 has been estimated using Black-Scholes based on the following assumptions: expected term of 6.0 years; expected volatility of 90.0%; risk-free interest rate of 1.7%; and no expectation of dividends. The fair value of our awards in the nine months ended September 30, 2021 has been estimated using Black-Scholes based on the following assumptions: term of 6.0 years; volatility of 90.5%; risk-free rate of 0.7%; and no expectation of dividends.

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

Recently Adopted Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our consolidated financial statements for the nine months ended September 30, 2022 and 2021 appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

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

We are also a “smaller reporting company,” meaning that the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time, we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Effects of Inflation

Our assets are primarily monetary, consisting of cash and cash equivalents. Because of their liquidity, these assets are not directly affected by inflation. Since we intend to retain and continue to use our equipment, furniture, fixtures and office equipment, computer hardware and software and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. However, the rate of inflation affects our expense and use of our resources. We continue to monitor the impact of inflation on these costs in order to minimize its effects through productivity improvements and cost reductions. There can be no assurance, however, that our operating results will not be affected by inflation in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Item 10 of Regulation S-K and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

As of September 30, 2022, $10.9 million of the net proceeds from our IPO have been used for general working capital purposes, including the funding of our clinical development programs. We have invested the unused net proceeds from the offering in money market accounts and marketable debt securities. We expect to use the net proceeds from the offering described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 30, 2020, to fund our clinical development programs, including for GB0139, GB1211 and GB2064.

Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On November 8, 2022, we announced topline results from the GULLIVER-2 trial that showed statistically significant reductions in ALT (p<0.0005), AST (p<0.005) and GGT (p<0.05), with encouraging reductions in ALP (p<0.09), after 12 weeks of treatment. Patients treated with GB1211 also demonstrated improvement and consistent signs of activity across biochemical liver function markers and markers of target engagement, apoptosis, and fibrosis, including reductions in galectin-3 (p<0.05) and CK-18 (M65) (p<0.002). Bilirubin, albumin, international normalized ratio (INR) and other biochemical measurements remained stable. These findings suggest that GB1211 provided liver cell protection and improved liver status, further supporting clinical development in severe liver disease. Liver enzyme (AST, ALT, and GGT) reductions were observed after seven days of treatment and continued to decrease over the 12 weeks of treatment. These liver enzyme levels remained decreased compared to baseline two weeks after the study’s conclusion, indicating durable effects and a decrease in liver inflammation. The use of GB1211 in the GULLIVER-2 trial showed encouraging numerical improvements in liver health biomarkers after 12 weeks of therapy.

GB1211 exhibited a favorable tolerability profile in Child-Pugh B decompensated liver cirrhosis patients in the GULLIVER-2 trial. Five of 15 patients on GB1211 and four of 15 patients on placebo reported nine and eight treatment-emergent adverse events (TEAEs), respectively. Three serious TEAEs were observed in one patient on GB1211, but were deemed to be unrelated to GB1211.

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

Galecto, Inc.

Date: November 8, 2022	By:	/s/ Hans T. Schambye
Hans T. Schambye, M.D., Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 8, 2022	By:	/s/ Jonathan Freve
Jonathan Freve
Chief Financial Officer (Principal Financial and Accounting Officer)