Form 10-K
period 2022-12-31
Galecto, Inc.
filed 2023-03-09
CIK 1800315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Global Select Market on June 30, 2022, was $37.5 million.

The number of shares of Registrant’s Common Stock outstanding as of March 6, 2023 was 25,673,474.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2023 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2022. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
•
Even if we obtain U.S. Food and Drug Administration, or FDA, approval of any of our product candidates, we may never obtain approval or commercialize such products outside of the United States, or U.S., which would limit our ability to realize their full market potential.
•
Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
•
We rely and expect to continue to rely on third parties to conduct certain aspects of our ongoing and future preclinical studies and clinical trials, including investigator-sponsored clinical trials of our product candidates. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize any potential product candidates.
•
The price of our stock may be volatile, and you could lose all or part of your investment.
•
If our common stock is delisted from The Nasdaq Global Select Market, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Business” in Item 1, “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing,” “goal,” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements regarding:

•
the success, cost and timing of our product development activities and planned initiation and completion of clinical trials of our most advanced product candidate, GB0139, and our other current fibrosis and oncology product candidates, including GB2064 and GB1211, and any future product candidates;

•
our need to raise additional funding;

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

•
our ability to maintain adequate internal controls over financial reporting;

•
the effects of global economic uncertainty and financial market volatility caused by economic effects of rising inflation and interest rates, the COVID-19 pandemic, geopolitical instability, changes in international trade relationships and conflicts, such as the ongoing conflict between Russia and Ukraine, on any of the foregoing or other aspects of our business or operations; and

•
other risks and uncertainties, including those listed under the section titled “Risk Factors.”

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

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company developing novel small molecule therapeutics that are designed to target the biological processes that lie at the heart of cancer and fibrotic diseases. Our strategy is to focus on diseases without disease-modifying treatment options and where there is a high unmet medical need. We are concentrating on the development of a new class of medicines: small molecule inhibitors of galectin-3 and lysyl oxidase-like 2, or LOXL2, that target underlying biology for the treatment of multi-factorial diseases like cancer and fibrotic diseases. Galectin proteins, and especially galectin-3, are highly expressed in many cancers, where they promote cancer progression, and fibrotic diseases, where they reduce organ function. The collagen cross-linking enzyme LOXL2 builds the backbone of fibrotic tissue by cross-linking collagen and elastin molecules and has been linked to cancer growth, metastasis and fibrosis. Our product candidates are designed to modulate multiple disease pathways simultaneously by inhibiting the master drivers of the cancer and fibrotic cascades. We believe our galectin and LOXL2 product candidates are distinct from the current generation of anti-cancer and anti-fibrotic agents and have the potential to significantly improve patient outcomes for these complex diseases.

During the second half of 2022, we reported Phase 2 trial data for two of our product candidates. In September 2022, we announced data from a planned intermediate assessment from our Phase 2a trial of GB2064 for myelofibrosis, which we refer to as the MYLOX-1 trial, where four out of five evaluable myelofibrosis patients who received GB2064 monotherapy experienced a ≥ 1-grade reduction in collagen fibrosis of the bone marrow. We believe that this level of reduction in collagen fibrosis has not been shown in any other clinical trial and is an improvement suggesting that GB2064 could impact the progression of the disease and be disease-modifying. In the fourth quarter of 2022, we announced topline results from our Phase 1b/2a trial of GB1211 in patients with decompensated liver cirrhosis, which we refer to as the GULLIVER-2 trial, that showed statistically significant reductions in liver enzymes after 12 weeks of treatment and statistically significant reductions in biomarkers of inflammation and apoptosis, which are processes that are believed to be central to severe liver disease. We believe that this is the first study in a population of Child-Pugh Class B decompensated cirrhosis patients of non-viral etiology to show changes in a series of liver parameters that are potentially clinically meaningful. We currently have three ongoing Phase 2 clinical trials for GB0139, GB2064 and GB1211.

Our most advanced product candidate, GB0139, is an inhaled small molecule inhibitor of galectin-3, one of the key regulators of fibrosis that controls the pro-fibrotic activity of TGF-b. Overexpression of galectin-3 is ubiquitous in fibrotic tissue, including in fibrotic lung tissue, and is linked to both disease severity and disease progression, as well as acute exacerbations of idiopathic pulmonary fibrosis, or IPF. We are initially developing GB0139 for the treatment of IPF, a life-threatening progressive fibrotic disease of the lung. IPF affects approximately 100,000 people in the United States, but limited treatment options have been associated with significant side effects, leading to poor therapeutic adherence or dose reduction. In our clinical trials completed to date, we found orally-inhaled GB0139 to be generally well-tolerated and it inhibited galectin-3 in the lungs in a dose-dependent manner. We also observed that GB0139 decreased systemic levels of a range of plasma biomarkers, such as YKL-40 and platelet-derived growth factor, or PDGF, that have been linked to mortality, disease severity and/or progression in IPF. We are currently conducting a 52-week randomized, double-blind, multicenter, parallel, placebo-controlled Phase 2b trial investigating the safety and efficacy of GB0139 in patients with IPF, which we refer to as the GALACTIC-1 trial. We completed enrollment during the second quarter of 2022 and expect topline results to be available in mid-2023.

GB2064 is a selective oral small molecule inhibitor of LOXL2 that we are initially developing for the treatment of myelofibrosis, a malignant disease of the bone marrow in which progressive fibrosis reduces the ability to form blood cells in the bone marrow. Myelofibrosis is one of several types of cancer and multiple fibrotic diseases in which expression of LOXL2 is significantly increased. Unlike current treatment options for myelofibrosis, we believe that GB2064 has the potential to be a disease-modifying therapy as it is designed to have a direct impact on the fibrotic process and slow the progression of the disease. We are currently conducting a Phase 2a MYLOX-1 trial examining GB2064 in myelofibrosis and, in the third quarter of 2022, we announced results from a planned intermediate assessment of the first five patients who had completed at least six months of treatment with GB2064. Four of the five patients experienced a ≥ 1-grade reduction in collagen fibrosis of the bone marrow, an improvement suggesting that GB2064 could impact the progression of the disease and potentially be disease modifying. All four patients who experienced a ≥ 1-grade reduction in collagen fibrosis also showed stable hematological parameters (hemoglobin, white blood cell count, and thrombocytes) and stable spleen volume over the six month treatment period, and none required transfusion. We expect topline results from the MYLOX-1 trial to be available by the end of 2023 and are beginning to plan for the next steps in clinical development, which we expect could include combining GB2064 with another myelofibrosis treatment.

GB1211 is a selective oral small molecule inhibitor of galectin-3 and is chemically distinct from GB0139. We believe GB1211 has the potential to treat multiple types of fibrosis and oncology indications. Within the field of fibrotic diseases, our initial target indication for GB1211 is liver cirrhosis, a severe, progressive disease that ultimately leads to liver failure and for which there are limited treatment options and no FDA-approved disease modifying therapeutics available. In the fourth quarter of 2022, we announced topline results from the Phase 1b/2a GULLIVER-2 trial of GB1211 in severe liver cirrhosis classified as Child-Pugh B, which is also referred to as decompensated liver cirrhosis. Topline results showed statistically significant reductions in ALT (p<0.0005), AST (p<0.005) and GGT (p<0.05), with encouraging reductions for ALP (p<0.09), after 12 weeks of treatment, and included reductions in galectin-3 (p<0.05) and CK-18 (M65) (p<0.002), which are markers of inflammation and of apoptosis. These processes are believed to be central to the ongoing disease progression in liver cirrhosis. Bilirubin, albumin, international normalized ratio (INR) and other biochemical measurements remained stable. ALT reductions were observed after seven days of treatment and the liver enzyme levels continued to decrease over the 12 weeks of treatment. These liver enzyme levels remained decreased compared to baseline two weeks after the study’s conclusion, suggesting durable effects and a decrease in liver inflammation. GB1211 generally exhibited a favorable tolerability profile. The consistency of the changes and the progressive improvement observed in this trial lead us to believe that a broader study in patients with compensated and/or decompensated cirrhosis could show wider effects, providing a potential regulatory path as the first FDA-approved therapy for liver cirrhosis.

GB1211 is also being studied in oncology, where inhibition of galectin-3 has the potential to both directly reduce tumor growth as well as increase the immune mediated eradication of tumors, and is believed to increase T-cell recruitment and activation in the tumor microenvironment. We believe that high galectin-3 expression may be one of the important reasons why many patients experience checkpoint inhibitor resistance, and that the inhibition of galectin-3 could lead to an increase in the efficacy of checkpoint inhibitors in cancer patients with high galectin-3 expression. We presented preclinical data at the 2022 American Society of Clinical Oncology Annual Meeting that showed that GB1211 reversed a galectin-3 induced blockage of the checkpoint inhibitors atezolizumab and pembrolizumab, and exhibited synergistic effects with these checkpoint inhibitors. Our initial target indication for GB1211 in oncology is non-small cell lung cancer, or NSCLC, a cancer indication with high unmet medical need. In the fourth quarter of 2021, we announced that we had entered into a clinical trial supply agreement with F. Hoffmann-La Roche Ltd, or Roche, for our Phase 2a trial of GB1211 in combination with atezolizumab, marketed by Roche as Tecentriq®, a programmed death-ligand 1 (PD-L1) checkpoint inhibitor for the first-line treatment of NSCLC, which we refer to as the GALLANT-1 trial. We initiated Part A of this trial, an open-label study to select the dose of GB1211 to be used with atezolizumab, in the second quarter of 2022. We expect to release interim safety data from this part of the GALLANT-1 trial in the second quarter of 2023. Part B of this trial is designed to evaluate the safety and tumor shrinkage (based on RECIST criteria) of the combination of the selected dose of GB1211 and atezolizumab and we expect topline results to be available in the first half of 2024.

In October 2022, we expanded our focus on additional oncology indications and entered into an agreement with Providence Portland Medical Center’s Earle A. Chiles Research Institute (EACRI) to evaluate the safety and efficacy of GB1211 in combination with pembrolizumab, marketed by Merck as Keytruda®. This planned, randomized, double-blind placebo controlled, investigator-initiated Phase 2 trial is expected to evaluate whether the addition of GB1211 increases the response rate of pembrolizumab in metastatic melanoma and head and neck squamous cell carcinoma (HNSCC) patients. This trial is expected to begin in the second half of 2023 and topline results could be reported as early as 2025.

Our Clinical Stage Drug Development Pipeline

We own global development and commercialization rights to all of the product candidates in our pipeline. The chart below summarizes key information about our programs.

Product Candidate	Indication	Preclinical	Phase 1	Phase 2	Phase 3
GB0139	Idiopathic Pulmonary Fibrosis	**GALACTIC-1** (Inhaled Gal-3 inhibitor)			
GB2064	Oncology and Fibrosis (Initially in Myelofibrosis)	**MYLOX-1** (Oral LOXL2 inhibitor)			
GB1211	Liver Fibrosis	**GULLIVER-2** (Oral Gal-3 inhibitor)			
GB1211	Oncology: NSCLC	**GALLANT-1** (Oral Gal-3 inhibitor)			
GB1211	Oncology: Melanoma & HNSCC	**IIT Phase 2 Trial**

Figure 1. Galecto Clinical Pipeline

We are also progressing several preclinical assets targeting galectin-3 and other galectin proteins that have been associated with disease.

GB0139 (Idiopathic Pulmonary Fibrosis, IPF) – GALACTIC-1 Trial

Our most advanced product candidate, GB0139, is an inhaled small molecule inhibitor of galectin-3 that is designed to be administered via a generic dry powder inhaler. GB0139 is designed to target galectin-3, one of the key regulators of fibrosis that controls the pro-fibrotic activity of TGF-b. The overexpression of galectin-3 is ubiquitous in fibrotic tissue, including in fibrotic lung tissue, and is linked to both disease severity and disease progression, as well as acute exacerbations of IPF. We are currently developing GB0139 for the treatment of IPF, a life-threatening progressive fibrotic disease of the lung, but we plan to further develop GB0139 with the goal of treating other severe lung diseases driven by galectin-3. While there are currently two approved therapies for the treatment of lung fibrosis, they have been shown to only have a modest impact on slowing the progression of the disease and have not conclusively shown an impact on survival. Both therapies have been associated with significant tolerability type of side effects leading to poor therapeutic adherence and dose reductions. There are no therapeutics approved that specifically target galectin-3. GB0139 for the treatment of IPF has been granted Orphan Drug Designation by both U.S. and European regulatory authorities.

In our clinical, preclinical and in vitro testing to date, we have demonstrated that GB0139 can directly target galectin-3 in the lungs and markedly lowers the systemic plasma levels of biomarkers of fibrosis in IPF patients. In our Phase 1/2a trial in both healthy volunteers and IPF patients, GB0139 was generally well-tolerated, showed consistent and tight pharmacokinetics measured as plasma levels of the compound, and showed target engagement with the inhibition of galectin-3 in the lungs of IPF patients in a dose-dependent manner. Our clinical trials completed to date have found that orally inhaled GB0139 also decreased systemic levels of a range of plasma biomarkers, such as the glycoprotein YKL-40 and PDGF, that have been linked to mortality, disease severity and/or progression in IPF.

Galectin-3 overexpression has been associated with increased severity and poor prognosis in a number of viral infections, including COVID-19. In addition, viral infections are associated with the onset of acute exacerbations of IPF. in 2021, GB0139 was investigated in a Phase 2a trial as part of the University of Edinburgh’s rapid experimental program for COVID-19 respiratory failure, which we refer to as the DEFINE trial. The trial met its primary endpoint with results showing that inhaled GB0139 had an acceptable tolerability profile when used in combination with standard of care (dexamethasone, remdesivir and anticoagulant therapy) in hospitalized patients with COVID-19 pneumonia requiring oxygen therapy. Despite being breathless and requiring oxygen, patients receiving GB0139 plus standard of care were able to inhale and achieve consistent exposure of GB0139 and required significantly less oxygen when compared to patients receiving standard of care alone. The 10mg dose of GB0139, dosed twice a day for 2 days and subsequently once a day for up to 14 days, which was higher than the current 3mg dose being used in the GALACTIC-1 trial, was generally well-tolerated and no treatment-related serious adverse events were reported. Furthermore, inhaled GB0139 led to a significant reduction of galectin-3 levels in patients with COVID-19 compared to standard of care, demonstrating target engagement, and showed reduced plasma levels of other key biomarkers associated with severe disease and a poor prognosis, including key cytokines CXCL10, IL-6, IL-10 and TNFα and markers of fibrosis, YKL-40 and PAI-1. The study showed that galectin-3 inhibition may be a way to reduce virally induced systemic inflammation and other hallmarks of severe viral disease.

We are currently conducting the GALACTIC-1 trial, a 52-week randomized, double-blind, multicenter, parallel, placebo-controlled Phase 2b trial investigating the safety and efficacy of GB0139 in patients with IPF. The primary endpoint of the trial is to assess the annual rate of decline in forced vital capacity, or FVC, over 52 weeks, which is the regulatory endpoint identified for IPF therapy approval. Reduction in the decline of FVC is the endpoint that was accepted by the FDA for the approval of both nintedanib, marketed as Ofev® by Boehringer Ingelheim, and pirfenidone, marketed as Esbriet® by Roche/Genentech, which are the only current therapeutic treatments for IPF. In March 2021, we were notified by the trial’s data safety monitoring board, or the DSMB, who had access to unblinded safety and efficacy data, to discontinue dosing of GB0139 in patients who were also receiving nintedanib or pirfenidone, and in patients receiving the monotherapy GB0139 10mg dose. The DSMB’s determination was based on an identification of an imbalance in the serious adverse events across the study groups, but not an imbalance between the groups in mortality. During the second quarter of 2021, we amended the study protocol to reflect these changes, and in July 2021 we resumed recruitment of patients for the GALACTIC-1 trial. The study has completed enrollment of the 144 patients provided for in the amended study protocol, and all of these patients have received or are receiving either the 3mg dose of GB0139 or placebo. We expect topline results to be available in mid-2023.

GB2064 (Myelofibrosis) – MYLOX-1 Trial

We are developing GB2064, a selective oral small molecule inhibitor of LOXL2. In contrast to previous attempts to inhibit LOXL2 with a monoclonal antibody, such as simtuzumab, GB2064 is designed to inhibit the enzymatic center of the LOXL2 molecule to a much higher degree and shut down collagen cross-linking more effectively. Our initial focus is developing GB2064 for the treatment of myelofibrosis, a malignant disease of the bone marrow in which progressive fibrosis reduces the ability to form blood cells in the bone marrow. This indication allows us to take and examine serial bone marrow biopsies where we can study GB2064’s potential impact on bone marrow collagen. Myelofibrosis is one of several types of cancer and multiple fibrotic diseases in which expression of LOXL2 is significantly increased. Myelofibrosis is a disease with significant morbidity and mortality that affects between 16,000 and 18,500 patients in the United States. The current standard of care for myelofibrosis consists of inhibitors of the JAK2 protein kinase, which alleviate the disease symptoms through inhibition of cell proliferation but do not directly target or reduce the fibrosis of the bone marrow. As a result, a significant unmet need remains. We believe that GB2064 has the potential to be a disease-modifying therapy, as it is designed to have a direct impact on the fibrotic process and slow the progression of the disease, as opposed merely to treating symptoms, such as splenomegaly.

In preclinical studies, GB2064 showed activity in multiple models of fibrosis including lung, liver and kidney fibrosis. GB2064 has successfully completed a Phase 1 trial in 78 healthy volunteers, in which orally-administered GB2064 led to dose-dependent inhibition of LOXL2 in serum.

During the third quarter of 2021, we initiated the Phase 2a MYLOX-1 trial examining GB2064 for the treatment of myelofibrosis. The primary endpoint of this trial is safety and secondary endpoints include measurements of drug levels in the bone marrow and grade of fibrosis, improvement of anemia and/or thrombocytopenia and assessment of spleen and liver size. During the third quarter of 2022, we announced data from a planned intermediate assessment. As part of this assessment, we evaluated results from the first five patients who had completed at least six months of treatment with GB2064 and who had repeated valid bone marrow biopsies. In the intermediate assessment, four out of five evaluable myelofibrosis patients who received GB2064 monotherapy for at least six months experienced a ≥ 1-grade reduction in collagen fibrosis of the bone marrow, an improvement suggesting that GB2064 could impact the progression of the disease and potentially be disease modifying. We believe that this ≥ 1-grade reduction in collagen fibrosis has not been shown in any other clinical trial, signaling both an opportunity in myelofibrosis and, more generally, a wider opportunity for LOXL2 inhibition in other cancers and fibrotic diseases. All four patients who experienced a ≥ 1-grade reduction in fibrosis score also showed stable hematological parameters

(hemoglobin, white blood cell count, and thrombocytes) and stable spleen volume over the six month treatment period, and none required transfusion. As of the date of the planned intermediate assessment, sixteen patients in the MYLOX-1 trial had been dosed with GB2064, of which eight patients had completed or continued to receive treatment and eight patients had either discontinued treatment as a result of an adverse event or disease progression. The most commonly observed treatment-related adverse events were gastrointestinal in nature and were manageable in most patients with standard therapy. In the five patients who completed at least six months of treatment with GB2064 and valid bone marrow biopsies, there were no treatment-related serious adverse events, while in the entire trial population, the only possibly treatment-related serious adverse event was a case of fall.

The data from the intermediate assessment of the MYLOX-1 trial suggest that the LOXL2 mechanism may be a way to reduce fibrosis, which we believe has not been shown with any FDA-approved therapy. We continue to enroll patients in the MYLOX-1 trial and expect topline results from the MYLOX-1 trial to be available by the end of 2023. Because the MYLOX-1 trial has already exceeded the pre-defined target of a ≥ 1 grade reduction in collagen fibrosis in at least three patients, we may determine to enroll fewer patients than the sixteen evaluable patients provided for in the protocol. Given that we have already shown bone marrow collagen reduction and a manageable clinical tolerability profile, we are beginning to plan for next steps in clinical development, which we expect could include combining GB2064 with another myelofibrosis treatment.

The data from the intermediate assessment of the MYLOX-1 trial and the published literature on the LOXL2 mechanism suggest that LOXL2 inhibition may also be important in other solid and liquid tumor types as well as in fibrotic diseases.

GB1211 (Liver Cirrhosis and Oncology Indications) – GULLIVER-2 and GALLANT-1 Trials

GB1211 is a selective oral small molecule inhibitor of galectin-3 and is chemically distinct from GB0139. We believe GB1211 has the potential to treat multiple types of fibrosis and oncology indications. GB1211 demonstrated antifibrotic activity and an anticancer effect in multiple preclinical models and was evaluated in a Phase 1 trial in 78 healthy volunteers. In the Phase 1 trial, GB1211 was well-tolerated and showed dose-dependent pharmacokinetics.

Liver Cirrhosis

Our initial target indication for GB1211 in fibrosis is liver cirrhosis, a severe, progressive disease that ultimately leads to liver failure and for which there are limited treatment options. While the historical view was that established fibrosis is very difficult to impact, our preclinical data suggest that galectin-3 inhibition could reduce established fibrosis and the disease processes that drive the disease progression.

During the fourth quarter of 2022, at the American Association for the Study of Liver Diseases' (AASLD) The Liver Meeting® 2022, we announced topline results from our Phase 1b/2a GULLIVER-2 trial of GB1211 that is focused on safety and effect on liver function and fibrosis biomarkers in patients with decompensated liver cirrhosis. These topline results showed statistically significant reductions in ALT (p<0.0005), AST (p<0.005) and GGT (p<0.05), with encouraging reductions for ALP (p<0.09), after 12 weeks of treatment. Patients treated with GB1211 also demonstrated improvement and consistent signs of activity across biochemical liver function markers and markers of target engagement, apoptosis, and fibrosis, including reductions in galectin-3 (p<0.05) and CK-18 (M65) (p<0.002). Bilirubin, albumin, international normalized ratio (INR) and other biochemical measurements remained stable. These findings suggest that GB1211 provided liver cell protection and improved liver status, further supporting clinical development in severe liver disease. Liver enzyme (ALT, AST and GGT) reductions were observed after seven days of treatment and continued to decrease over the 12 weeks of treatment. These liver enzyme levels remained decreased compared to baseline two weeks after the study’s conclusion, suggesting durable effects and a decrease in liver inflammation.

GB1211 exhibited a favorable tolerability profile in patients with decompensated liver cirrhosis in the GULLIVER-2 trial. Five of 15 patients on GB1211 and four of 15 patients on placebo reported nine and eight treatment-emergent adverse events (TEAEs), respectively. Three serious TEAEs consistent with severe liver disease were observed in one patient (2 after cessation of active therapy) on GB1211 and were deemed to be unrelated to GB1211.

The consistency of the reductions in liver enzymes shown in this severe form of liver cirrhosis, the progressive improvement we observed over 12 weeks and the favorable safety profile observed in the GULLIVER-2 trial lead us to believe that a broader study in patients with compensated and/or decompensated cirrhosis could show broader clinical activity, providing a potential regulatory path to approval as the first FDA-approved therapy in liver cirrhosis. We may also consider further development of GB1211 in hepatocellular cancer, which often occurs in patients with cirrhosis of any etiology, where a product that is administered orally and has a favorable tolerability profile could offer significant advantages over current treatment options.

Oncology Indications

Our initial target indication for GB1211 in oncology is NSCLC, a cancer indication with a high unmet medical need despite recent medical progress with checkpoint inhibitor therapies. Many tumors overexpress galectin-3, which mechanistically is linked to several cancer promoting mechanisms, including those linked to programmed cell death receptor 1 (PD-1) or its ligand, PD-L1 resistance and chemotherapy resistance, and may ultimately lead to worse clinical outcomes. Galectin-3 inhibition has the potential to both directly reduce tumor growth as well as increase the immune mediated eradication of tumors and is believed to increase T-cell recruitment and activation in the tumor microenvironment. We believe that inhibiting galectin-3 could lead to an increase in the efficacy of checkpoint inhibitors in cancer patients, and especially those with galectin-3 expression. In an animal model, we observed that oral administration of our galectin-3 inhibitors reduced human and mouse lung adenocarcinoma growth and blocked metastasis. Treatment with one of our galectin-3 inhibitors also potentiated the activity of a PD-L1 immune checkpoint inhibitor. The mechanisms at work include checkpoint inhibitor-type mechanisms (inhibition of TGF-β signaling, LAG-3, T-cell receptor, interferon gamma) and mechanisms potentially enhancing PD-1/PD-L1 activity, as evidenced by preclinical data that we recently presented at the 2022 American Society of Clinical Oncology Annual Meeting showing that GB1211 reversed a galectin-3 induced blockage of the checkpoint inhibitors atezolizumab and pembrolizumab and exhibited synergistic effects with these checkpoint inhibitors. Furthermore, in the clinic, a retrospective study showed that patients with high tumor staining for galectin-3 were resistant to treatment with pembrolizumab, an anti-PD-1 antibody approved for the treatment of NSCLC, and, by contrast, patients with low galectin-3 had a good response to pembrolizumab and a reduction in tumor volume. Recent clinical data has shown clinical activity when using a LAG-3 inhibitor in combination with a PD-1 inhibitor. We believe galectin-3 is a principal activator of LAG-3 and mediates LAG-3 effects, and in preclinical studies we have shown that GB1211 can block galectin-3 binding to LAG-3, in addition to other galectin-3 cancer promoting mechanisms. Thus, galectin-3 could be a biomarker for anti-PD-1/PD-L1 resistance and, therefore, also be a marker for patients who may benefit from galectin-3 inhibition, which could enable a biomarker-based therapy. We believe the emerging data of galectin-3 as a checkpoint inhibitor resistance mechanism supports a key role for our oral galectin-3 inhibitor candidates in cancer therapy.

In the fourth quarter of 2021, we announced that we had entered into a clinical trial supply agreement with Roche for our Phase 2a GALLANT-1 trial of GB1211 in combination with atezolizumab, a PD-L1 checkpoint inhibitor, for the treatment of first-line NSCLC. This randomized, double blind, placebo-controlled trial is examining the effect of GB1211 and atezolizumab on tumor shrinkage based on RECIST criteria, as well as secondary endpoint measures such as overall survival, progression-free survival and others. We also plan to analyze how plasma galectin-3 levels and tumor galectin-3 correlate with tumor response. We initiated Part A of this trial, an open-label study to select the dose of GB1211 to be used with atezolizumab, in the second quarter of 2022. In the first 6 patients who received 200mg twice daily in combination with atezolizumab, we observed two serious adverse events of autoimmune-type skin rashes (showing perivascular lymphocytic infiltrates), which were determined by the principal investigator to be related to the administration of atezolizumab. The reactions were similar to those observed with atezolizumab and described in the label. Both reactions responded to therapy with oral glucocorticosteroids and were clinically manageable. In accordance with the protocol, we reduced the GB1211 dose to 100mg twice daily for the second patient cohort. Recruitment in this cohort is currently ongoing. Interestingly, inflammatory and perivascular lymphocytic infiltrates were observed in both skin reactions, and could signal an exaggerated immune activation, something often observed with checkpoint inhibitor therapy and associated with improved clinical outcomes. Because a central aspect of the mechanism of action for GB1211 in combination with a checkpoint inhibitor is to remove galectin-3 from the lymphocytes and the tumor cells, and thereby increase lymphocyte-based tumor killing, we believe this could also be a positive signal of enhanced lymphocyte activation. We expect to release interim safety data from this part of the GALLANT-1 trial in the second quarter of 2023. Part B of this trial is designed to evaluate the safety and tumor shrinkage (based on RECIST criteria) of the combination of the selected dose of GB1211 and atezolizumab and we expect topline results to be available in the first half of 2024.

In October 2022, we expanded our focus on additional oncology indications and entered into an agreement with Providence Portland Medical Center’s EACRI to evaluate the safety and efficacy of GB1211 in combination with pembrolizumab in an investigator-initiated trial in metastatic melanoma and HNSCC patients. Galecto has committed to supply GB1211 for this Phase 2 trial. The randomized, double-blind placebo controlled, investigator-initiated Phase 2 trial is expected to evaluate whether the addition of GB1211 increases the response rate of pembrolizumab in metastatic melanoma and HNSCC patients. The study is designed to evaluate GB1211 in combination with the standard therapeutic dose of pembrolizumab in patients with unresectable or metastatic melanoma or recurrent or metastatic HNSCC progressing during or after platinum-containing chemotherapy. In addition to monitoring for toxicity and clinical response, blood and tumor samples will be obtained to assess immunologic measures relevant to galectin-3 biology and checkpoint inhibition. This trial is expected to begin in the second half of 2023 and topline results could be reported as early as 2025.

Organizational Background

We are built upon more than a decade of research into galectin, fibrosis and cancer modulators and were founded by leading researchers on the galectin family of proteins, including one of the discoverers of the galectin family of proteins, the first chemist to develop selective galectin inhibitors based on the x-ray crystal structure of galectin-3, and the discoverer of galectin-3’s role in fibrosis and cancer. We believe we were the first company to apply click-chemistry in the galectin field and the first to synthesize highly potent small molecule inhibitors of galectin-3. Our founders, executives and employees have significant experience that provides unique insights into the targets that underlie the biological process of fibrosis, cancer and other related disease. We leverage this expertise, as well as established relationships with outside consultants and universities, to achieve cost-effective and efficient drug development. We have developed from a university spin-out, with only one part-time employee at inception in December 2011, to a company with three product candidates in Phase 2 clinical development and several preclinical molecules with differentiated specificity advancing towards the clinic.

Our Strategy

Our goal is to become a leader in developing and commercializing therapeutics that directly target the biological processes at the heart of fibrotic diseases and cancer. Our strategy is focused on the following key components:

•
Efficient advancement of GB0139 in IPF through clinical development. We are currently conducting a Phase 2b trial of GB0139 in patients with IPF, with topline data expected in mid-2023. IPF is an orphan disease that is therapeutically underserved, and we believe that GB0139 may have the ability to become the first true disease-modifying therapy. Assuming positive results from the Phase 2b trial, we intend to expeditiously initiate a Phase 3 trial program in IPF.
•
Further develop GB1211 for the treatment of liver disease. There remains a significant need for disease-modifying therapies that postpone or replace liver transplantation in late-stage liver cirrhosis patients. In the fourth quarter of 2022, we announced topline results from our Phase 1b/2a GULLIVER-2 trial in patients with decompensated liver cirrhosis showing statistically significant reductions in ALT (p<0.0005), AST (p<0.005) and GGT (p<0.05), with encouraging reductions for ALP (p<0.09), after 12 weeks of treatment. These findings suggest that GB1211 provided liver cell protection and improved liver status, further supporting clinical development in severe liver disease. The consistency of the changes and the progressive improvement, together with the favorable safety profile, observed in this trial lead us to believe that a broader study in patients with compensated and/or decompensated cirrhosis could show wider effects, providing a potential regulatory path as the first FDA-approved therapy for liver cirrhosis. Our next step in the development of GB1211 for the treatment of liver cirrhosis and other liver diseases is to conduct a Phase 2b trial, subject to obtaining additional financing or collaborating with a third party. We may also consider further development of GB1211 in hepatocellular cancer, which often occurs in patients with cirrhosis of any etiology, where a product that is administered orally and has a favorable tolerability profile could offer significant advantages over current treatment options.
•
Build on our understanding of the galectin-3 target to develop our pipeline of oncology product candidates. Galectin-3 has been identified as the guardian of the tumor microenvironment, driving cancer growth and allowing tumor cells to escape the immune mediated attack through the activation of a number of central tumor-promoting mechanisms such as LAG-3, TGF-β, VEGF and K-Ras. Galectin-3 inhibition has the potential to both directly reduce tumor growth and increase the immune-mediated eradication of tumors. Galectin-3 inhibition is believed to increase T-cell recruitment and activation in the tumor microenvironment, as well as increase the efficacy of checkpoint inhibitors in cancer patients with high galectin-3 expression. We are collaborating with (i) Roche in the examination of GB1211 combined with atezolizumab for the first-line treatment of NSCLC and (ii) Providence Portland Medical Center in the examination of GB1211 with pembrolizumab for the treatment of melanoma and HNSCC. However, we also believe that GB1211 has the potential to treat many other forms of cancer and we plan to conduct additional oncology trails in the future, subject to obtaining additional financing or collaborating with a third party.

•
Leverage our understanding of the LOXL2 pathway to advance GB2064 through a Phase 2 trial in myelofibrosis and continue evaluating GB2064 in subsequent indications. We are currently conducting a Phase 2 trial of GB2064, our lead product candidate targeting LOXL2, in myelofibrosis. In the third quarter of 2022, we announced that of the first five patients who had completed at least six months of treatment with GB2064 and had a valid bone marrow biopsy at baseline and at 6 months in our Phase 2a MYLOX-1 trial, four experienced a ≥ 1-grade reduction in collagen fibrosis of the bone marrow, an improvement suggesting that GB2064 could impact the progression of the disease and potentially be disease modifying. The data from the planned intermediate assessment of the MYLOX-1 trial suggest that the LOXL2 mechanism may be a way to reduce bone marrow fibrosis, which we believe has not been shown with any FDA-approved therapy. We continue to enroll patients in the MYLOX-1 trial and expect topline results from the MYLOX-1 trial to be available by the end of 2023. Because the MYLOX-1 trial has already exceeded the pre-defined target of a ≥ 1 grade reduction in collagen fibrosis in at least three patients, we may determine to enroll fewer patients than the sixteen evaluable patients provided for in the protocol. We are also beginning to plan for next steps in clinical development, which we expect could include combining GB2064 with another myelofibrosis treatment. The data from the intermediate assessment and the published literature on the LOXL2 mechanism suggest that LOXL2 inhibition may also be important in other solid and liquid tumor types as well as in fibrotic diseases.
•
Continue to build a patient-focused company targeting fibrosis and cancer. In building a patient-focused company to address the needs of patients with fibrotic diseases and cancer, we are working with clinicians, patient advocacy groups, medical centers of excellence and medical key opinion leaders to better understand unmet medical needs, to expeditiously develop and provide better treatments to patients, and to increase awareness of these diseases.
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

Figure 2. Overlapping biology in fibrosis and cancer through galectin-3 and LOXL2

Galectin-3

Galectin-3 is a lectin central to the development of fibrotic disease across multiple tissue types and is part of a pre-innate galectin immune defense developmentally conserved for over 500 million years, which steers local inflammation and when chronically activated, drives the development of fibrosis via several pathways and several cell inflammatory cell types and fibrocytes.

There is very little expression of galectin-3 in healthy tissues, but galectin-3 is overexpressed, sometimes profoundly, in damaged or inflamed tissues. Galectin-3 drives fibrosis by activating multiple pathways involved in tissue injury and repair. The presence of excess galectin-3 triggers the fibrotic process by converting quiescent fibroblast cells into activated cells called myofibroblasts. This triggering effect takes place when galectin-3 stimulates the signaling of growth factor receptors such as TGF-b, a master regulator of cell growth, immune regulation and fibrosis. Myofibroblasts are harmful in the context of fibrosis, since they secrete excess collagen and elastin, and as such are the key cellular drivers of fibrosis. Furthermore, galectin-3 reduces apoptosis, or programmed cell death, of inflammatory cells called neutrophils, allowing these cells to persist and potentially cause further damage and abnormal repair in fibrotic tissue. Finally, galectin-3 also promotes the activation of macrophages, resulting in increased fibrosis as well as further galectin-3 expression, which leads to a feed-forward cycle that can accelerate the fibrotic process.

The galectin-3 mediated fibrosis is central to IPF and to several cancer types. The galectin-3 inhibitors inhibit the carbohydrate recognition domain stopping the attachment of galectin-3 to sugar moieties on cell surfaces receptors, and therefore stops its activation of key molecules like the receptors for TGF-b and VEGF. Given its central role in fibrosis, there are FDA- and EU-cleared diagnostics for the detection of galectin-3 used for assessing the prognosis of patients diagnosed with chronic heart failure.

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

Figure 4. Increased levels of tumor galectin-3 significantly drives the hallmarks of cancer

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

Figure 5. LOXL2 expression correlates with degree of liver damage in patients with chronic hepatitis B

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

Figure 6. LOXL2 is highly overexpressed in myelofibrosis stromal cells (expression level in myeloid biopsies from myelofibrosis patients relative to expression in healthy individuals)

Clinical experience with drugs specifically targeting LOXL2 has been limited. Simtuzumab, an antibody targeting LOXL2 that is administered by a subcutaneous or intravenous injection, has been evaluated in a number of clinical trials, including a Phase 2b trial in patients with myelofibrosis. These trials failed to show a positive effect on the reduction of fibrosis and further development of simtuzumab was discontinued due to lack of efficacy. Simtuzumab binds to LOXL2 without fully inhibiting its catalytic activity. This activity is, we believe, the critical feature of LOXL2 that needs to be blocked in order to achieve maximal antifibrotic activity. We believe that the LOXL2 target has not been fully explored. There is evidence that small molecule inhibitors with high penetration through fibrotic tissue that directly inhibit the catalytic activity of LOXL2 and which have the ability to penetrate deeper into fibrotic tissue than a large molecule antibody may show greater activity as antifibrotic agents, given that small molecules can more readily bind to the catalytic site of an enzyme deep in fibrotic tissue. GB2064 is designed to inhibit the enzymatic center to a much higher degree than simtuzumab and shut down collagen cross-linking more effectively. Inhibitors that preferentially target LOXL2 over other LOX family members may avoid triggering adverse events due to the ubiquitous and important roles that lysyl oxidases have in maintaining tissue structure throughout the body.

Our Clinical Product Candidate Portfolio

GB0139 for the Treatment of IPF

GB0139 is an inhaled small molecule inhibitor of galectin-3 that we are developing for the treatment of IPF. GB0139 has been tested in toxicological studies and observed to have a favorable tolerability profile in chronic toxicity studies. The molecule is delivered via oral inhalation utilizing a dry powder inhaler, a standard capsule-based inhaler that has been previously approved by the FDA for use in the delivery of other compounds. GB0139 for the treatment of IPF has been granted orphan drug designation by both U.S. and European regulatory authorities.

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

Current Treatments for IPF and Their Limitations

Some IPF patients with mild or moderate symptoms are treated with either nintedanib, marketed as Ofev® by Boehringer Ingelheim, or pirfenidone, marketed as Esbriet® by Roche/Genentech. These drugs have been shown to slow progression of decrease in lung function associated with IPF and deterioration of pulmonary function, but neither drug has been associated with improvements in overall survival, and both have been associated with significant side effects. Over 60 percent of patients dosed with nintedanib have diarrhea and 14 percent experience elevated levels of liver enzymes. Thirty percent of patients treated with pirfenidone have skin rash, and nine percent experience photosensitivity, both of which can lead to dose reductions or discontinuations. Both agents have some efficacy in patients with more advanced disease, but high rates of discontinuations due to adverse events in these patients limit their use. The median time on treatment for currently approved therapies is only between 7.5 and 8.9 months, and these treatments have not been linked to improvements in overall survival. A survey of 290 physicians published by a third party in 2017 found that over half of IPF patients are not being treated with either agent for multiple reasons, including physicians not having sufficient confidence in clinical benefit and concerns about safety. A retrospective cohort analysis of prescription records conducted by researchers at the Mayo Clinic and presented in 2019 found that the adoption of pirfenidone and nintedanib by IPF patients was approximately ten percent for each therapy, supporting the earlier observation that the majority of IPF patients are not actively being treated. Despite this, total worldwide sales of pirfenidone and nintedanib combined were approximately $3.7 billion and $3.5 billion in 2021 and 2020, respectively.

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

Our Solution - GB0139

We are developing GB0139 for inhaled delivery to target the IPF disease site directly in the periphery of the lung while limiting potential systemic toxicity. GB0139 is differentiated from current IPF therapies because it is designed to directly target galectin-3. By inhibiting the carbohydrate binding domain of galectin-3, GB0139 is designed to prevent the binding of galectin-3 to cell surface receptors, and hence reduce the profibrotic activity of galectin-3. GB0139 has been generally well-tolerated in clinical trials we have completed to date both in healthy adults and in IPF patients. In both populations, dosing with GB0139 resulted in highly consistent drug exposure and led to reductions in galectin-3 levels in macrophages isolated by BAL in the IPF patients. In our Phase 2a clinical trial, local therapy in the lungs of IPF patients with GB0139 also led to markedly decreased systemic levels of plasma biomarkers, such as YKL-40 and PDGF, that have been linked to mortality, severity and/or progression in IPF. While we are currently developing GB0139 for the treatment of IPF, we also plan to further develop GB0139 with the goal of treating other severe lung diseases driven by galectin-3.

GB0139 has also been investigated in a Phase 2a DEFINE trial as part of the University of Edinburgh’s rapid experimental program for COVID-19 respiratory failure. We believe that GB0139’s mechanism of action suggests it may have potential to prevent infection with COVID-19, as well as treat cytokine release syndrome, one of the major complications of the infection that can cause long-term damage in the lungs. This DEFINE trial included 41 hospitalized patients with COVID-19 infection who did not require mechanical ventilation, of which 20 were randomized to the GB0139 plus standard of care (dexamethasone, remdesivir and anticoagulant therapy) arm. The trial met its primary endpoint with results showing that inhaled GB0139 had an acceptable tolerability profile when used in combination with standard of care in hospitalized patients with COVID-19 pneumonia. Despite being breathless and requiring oxygen, patients receiving GB0139 plus standard of care were able to inhale and achieve consistent exposure of GB0139. The 10mg dose of GB0139, dosed twice a day for 2 days and subsequently once a day for up to 14 days, which was higher than the current 3mg dose being used in the ongoing GALACTIC-1 trial, was generally well-tolerated and no treatment-related serious adverse events were reported. Furthermore, inhaled GB0139 led to a significant reduction of galectin-3 levels in patients with COVID-19 compared to standard of care (dexamethasone, remdesivir and anticoagulant therapy), demonstrating target engagement and reduced plasma levels of other key biomarkers associated with severe disease and a poor prognosis, including YKL-40, PAI-1, CXCL10, IL-6, IL-10 and TNFα. Patients receiving GB0139 also showed improved inflammation and coagulation biomarkers, including CXCL10, thrombocytes and reduced D-dimers, as well as improved biomarkers of liver function and tissue damage.

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

In the clinical Phase 1b/2a study, both the 3 and the 10mg dose were shown to reach the periphery of the lung at high concentrations and to reduce the extracellular levels of galectin-3 on alveolar macrophages harvested from the lung of IPF patients. In the current clinical trial design for the GALACTIC-1 trial, patients are receiving an inhaled daily dose of 3mg of GB0139 or placebo for one year. In March 2021, the DSMB, who had access to unblinded interim safety and efficacy data, recommended that we discontinue dosing of GB0139 in patients on nintedanib or pirfenidone, and in patients receiving the 10mg dose. The DSMB’s determination was based on an identification of an imbalance in the serious adverse events across the study groups, but not an imbalance between the groups in mortality. During the second quarter of 2021, we amended the study protocol to reflect these changes, and in July 2021, we resumed recruitment of patients for the GALACTIC-1 trial with the 3mg dose. Since July 2021, the DSMB has reviewed the unblinded safety data multiple times and has not communicated to us any safety signals or recommended any changes in the protocol. As with the initial study design, the annual rate of decline in FVC will be assessed as the primary endpoint using baseline FVC and several FVC measurements during the year to establish the rate of decline, and to compare that measure between patients on active treatment versus placebo. Secondary endpoints include the absolute decline in FVC; time to first hospitalization related to IPF, including acute IPF exacerbation; overall survival; and patient outcome measures such as 6-minute walk test distance and quality of life as determined by standard instruments. All patients will continue receiving their blinded treatments for up to two years until the last patient completes one year of dosing enabling the generation of extended safety and efficacy data.

Figure 7. Ongoing GALACTIC-1 trial design

The table below shows an overview of the interim blinded safety data in the study. As the data has not been fully cleaned, since the study is ongoing, this table should not be seen as the final and definitive adverse event table, but is included here to provide an impression of the character of the serious adverse events that have been reported in the study as treatment emergent (i.e. starting after the onset of dosing of the experimental drug inhalations). Since the table represents a blend of patients on placebo, the 3mg dose of GB0139 and the 10mg dose of GB0139, including those taking concomitant nintedanib and pirfenidone, no firm conclusion can be made that these reported serious treatment emergent adverse events are related to GB0139 and conversely neither that they are unrelated to the GB0139 therapy.

Figure 8. GALACTIC-1 Interim blinded safety data as of March 2021

Completed Phase 1/2a Clinical Trial - Phase 2a Part in IPF Patients

We have conducted a randomized placebo-controlled Phase 1/2a multi-dose trial of GB0139 in the United Kingdom, or U.K., with the Phase 2a part conducted in 24 IPF patients. Patients in this part received 0.3, 3, or 10mg of GB0139 or placebo control by inhalation once daily for 14 days. All patients completed the 14-day dosing and BAL samples were obtained for all patients before dosing and at the conclusion of dosing.

GB0139 was generally well-tolerated in these patients with no serious drug-related adverse events, and there were no discontinuations in the trial. There were four incidents of mild adverse events (fever, upper respiratory tract infection, abnormal taste in mouth and dry throat) that were deemed possibly or probably drug related.

Despite the presence of lung damage from IPF in patients entering this trial, inhalation of GB0139 resulted in highly reproducible drug levels (see Figure 9 below, which shows very tight standard deviation intervals) that were very consistent between patients and demonstrated higher systemic uptake of GB0139 than in healthy adult males in the Phase 1 part of the trial. This indicates that IPF patients are able to receive an inhaled drug to the peripheral parts of their lungs, which is the site of disease. Although observed at very low plasma concentrations, the higher plasma levels of GB0139 observed in the IPF patients is probably due to a loss of alveolar barrier integrity with increased epithelial permeability, which is present in the fibrotic lung.

Figure 9. Consistent exposure of GB0139 among IPF patients in Phase 2a trial

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

PDGF-BB
plasma PDGF-BB (% baseline)
800
600
400
200
0
placebo
0.3mg GB0139
3mg GB0139
10mg GB0139
PAI-1
plasma PAI-1 (% baseline)
400
300
200
100
0
YKL-40
plasma YKL-40 (% baseline)
150
100
50
0
PDGF-AA
plasma PDGF-AA (% baseline)
600
400
200
0
MCP-1
plasma MCP-1 (% baseline)
500
400
300
200
100
0

Figure 11. Inhaled GB0139 led to significant reduction in serum levels of a panel of fibrosis biomarkers and correlation between reduction of the plasma biomarkers and the alveolar macrophage surface galectin-3 levels

The observation that these fibrosis-related biomarkers in plasma are concertedly and markedly reduced upon dosing IPF patients with GB0139 supports the key role of galectin-3 in IPF and the potential of GB0139 to generate antifibrotic activity in these patients. The levels of galectin-3 in alveolar macrophages directly correlate with the levels of serum biomarkers of fibrosis, including YKL-40, which has been shown to have prognostic significance in IPF. Four highly relevant disease biomarkers, PDGF, MCP-1, PAI-1 and YKL-40, have been shown to have prognostic significance in IPF and have a well described relationship with myofibroblast activity in vitro. In our completed Phase 2a clinical trial, these biomarkers were reduced from baseline in several dose groups compared to placebo and may offer a less invasive measure of pharmacodynamic effects going forward. In a post-hoc analysis of the ASCEND trial and the two CAPACITY trials, which were the three phase 3 clinical trials used for the approval of pirfenidone, YKL-40 was prognostic for progression in the test cohort. However, there was no association between pirfenidone treatment and the longitudinal concentration of any biomarker. In another study comparing treatment naïve IPF patients with those on antifibrotic treatment (pirfenidone or nintedanib), CA-125, CXCL13, MMP7, YKL-40 and OPN predicted differential transplant free survival in treated patients, but at higher thresholds than treatment naïve individuals. There is therefore substantial evidence that several biomarkers are related to disease severity and prognosis, several of which were significantly reduced in plasma of IPF patients after 2 weeks of treatment with inhaled GB0139. The biomarker data suggested a low degree of dose response between the 3mg dose and the 10mg dose. Following the recommendation of the DSMB in March 2021 and the subsequent amendment of the GALACTIC-1 trial protocol, the GALACTIC-1 trial is now evaluating the 3mg dose of GB0139, as compared to placebo, over 52 weeks.

Completed Phase 1/2a Clinical Trial - Phase 1 Part in Healthy Adult Males

In the Phase 1 part of our Phase 1/2a clinical trial conducted in the U.K., we conducted a single ascending dose escalation study in 36 healthy adult males investigating six doses of GB0139 ranging from 0.15mg to 50mg. Inhaled GB0139 was generally well-tolerated in this trial with a half-life of 7 hours, and we observed predictable and well-characterized pharmacokinetics. No drug-related severe adverse events were reported, and other adverse events were mild in severity, and all resolved without intervention.

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

Current Treatments for Myelofibrosis and Their Limitations

The only currently approved specific therapeutic treatments for myelofibrosis are inhibitors of JAK2, consisting of ruxolitinib marketed as JAKAFI® by Incyte in the United States and JAKAVI® by Novartis outside of the United States and fedratinib, marketed as Inrebic® by Celgene/BMS. These kinase inhibitors provide symptomatic benefit, but only modest reductions in bone marrow fibrosis. In patients dosed for four or more years with ruxolitinib, for example, only one-third of patients showed reductions in fibrosis. Additionally, 60% of patients on ruxolitinib become transfusion dependent, versus 38% of patients in the placebo group. 16.8% of patients treated with ruxolitinib and 0.7% of patients treated with placebo developed newly occurring or worsening Grade 1 elevations in cholesterol. The incidence of Grade 2 cholesterol elevations was 0.6% for ruxolitinib with no Grade 3 or 4 cholesterol elevations. Despite this, total worldwide sales of ruxolitinib and fedratinib combined were approximately $3.7 billion and $3.3 billion in 2021 and 2020, respectively.

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

Figure 12. MYLOX-1 trial design

During the third quarter of 2022, we announced data from a planned intermediate assessment. As part of this assessment, we evaluated results from the first five patients who had completed at least six months of treatment with GB2064 and who had repeated bone marrow biopsies. In the intermediate assessment, four out of five evaluable myelofibrosis patients who received GB2064 monotherapy for at least six months experienced a ≥ 1-grade reduction in collagen fibrosis of the bone marrow (see Figure 13 below), an improvement suggesting that GB2064 could impact the progression of the disease and potentially be disease modifying. All four patients who experienced a ≥ 1-grade reduction in fibrosis score also showed stable hematological parameters (hemoglobin, white blood cell count, and thrombocytes) and stable spleen volume over the six month treatment period, and none required transfusion.

Figure 13. Phase 2a MYLOX-1 trial intermediate assessment - collagen fibrosis grade

As of the date of the planned intermediate assessment, sixteen patients in the MYLOX-1 trial had been dosed with GB2064, of which eight patients had completed or continued to receive treatment and eight patients had either discontinued treatment as a result of an adverse event or disease progression. The most commonly observed treatment-related adverse events were gastrointestinal in nature and were manageable in most patients with standard therapy. In the five patients who completed at least six months of treatment with GB2064, there were no treatment-related serious adverse events, while in the entire trial population, the only possibly treatment-related serious adverse event was a case of fall.

The data from the intermediate assessment of the MYLOX-1 trial suggest that the LOXL2 mechanism may be a way to reduce fibrosis, which we believe has not been shown with any FDA-approved therapy. We continue to enroll patients in the MYLOX-1 trial and expect topline results from the MYLOX-1 trial to be available by the end of 2023. Because the MYLOX-1 trial has already exceeded the pre-defined target of a ≥ 1 grade reduction in collagen fibrosis in at least three patients, we may determine to enroll fewer patients than the sixteen evaluable patients provided for in the protocol. Given that we have already shown bone marrow collagen reduction and a manageable clinical tolerability profile, we are beginning to plan for next steps in clinical development, which we expect could include combining GB2064 with another myelofibrosis treatment.

Completed Phase 1 Clinical Trial

We have completed a Phase 1 single ascending dose and multiple ascending dose trial of GB2064 in 78 healthy volunteers. Volunteers received single doses of 150, 450, 1000, 2000 or 2500mg of GB2064 or daily doses of 150, 750, 2000mg or placebo for seven days. Dose-dependent increases in serum levels of GB2064 were observed, and using a proprietary assay, we determined that our oral selective inhibitor GB2064 led to dose-dependent inhibition of LOXL2 in serum.

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

GB1211 for the Treatment of Fibrosis and Cancer

We believe GB1211, a selective oral galectin-3 inhibitor, has the potential to treat multiple types of fibrosis and oncology indications. We are developing GB1211 initially for the treatment of liver cirrhosis, a disease with no regulatory approved treatments except for symptomatic therapy or liver transplant and NSCLC, a disease with high mortality and few treatment options. We may also consider developing GB1211 for other cancers and fibrotic diseases and, in October 2022, we expanded our focus on additional oncology indications and entered into an agreement with Providence Portland Medical Center’s EACRI to evaluate the safety and efficacy of GB1211 in combination with pembrolizumab for the treatment of metastatic melanoma and HNSCC in an investigator-initiated trial.

Liver Cirrhosis Background

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

Current Treatments for Liver Cirrhosis and Their Limitations

There are no FDA approved drugs for liver cirrhosis. In general, therapeutic interventions are limited to supportive care relating to complications caused by the liver not functioning, and, in advanced cases, liver transplantation. As such, this is an area of high unmet medical need.

Galectin-3 in Liver Cirrhosis

Our initial target indication for GB1211 in fibrosis is liver cirrhosis. While the historical view was that established fibrosis is very difficult to impact, our preclinical data suggest that galectin-3 inhibition could reduce established fibrosis and the disease processes that drive the disease progression. Galectin-3 is a central regulator of chronic inflammation and fibrogenesis. Although not present in normal hepatocytes, galectin-3 expression is markedly increased in cirrhotic human liver secondary to a wide range of etiologies including viral-induced liver disease (Hepatitis B and C), NASH, autoimmune, copper or iron overload, primary biliary cirrhosis and alcohol-induced liver disease. Galectin-3 levels are highest in the F3/F4 fibrotic stages compared to F0/F1 and may arise by the impaired hepatic removal and/or by higher hepatic synthesis of galectin-3. Systemic galectin-3 is also increased in alcoholic liver disease and negatively correlates with liver function and Child-Pugh score.

In rodent models, galectin-3 expression is increased temporally in areas of bridging fibrosis and at the periphery of the hepatocyte nodules in the liver following CCl4 administration. Galectin-3 is also increased in other models of liver fibrosis including thioacetamide-induced and nutritionally deficient, dietary models of hepatocellular and biliary injury in mice. In models of primary biliary cirrhosis, galectin-3 may mediate injury in these models via activation of the inflammasome and IL33/sT2 pathways. Global genetic deletion of galectin-3 results in reduced fibrosis in several models of toxin-induced, dietary- and surgically induced liver fibrosis in mice. These data suggest that galectin-3 up-regulation within the liver is a basic response to liver injury, irrespective of the initiating agent or disease process. As a result, we believe galectin-3 inhibitors have the potential to be a therapy for NASH or liver cirrhosis.

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

We have developed small molecule orally active galectin-3 inhibitors, including GB1211, which demonstrate high (nM) affinity for human galectin-3 and good systemic exposure. GB1211 has been shown to reduce CCl4-induced liver fibrosis and fibrotic gene expression in mice. In the fourth quarter of 2022, we announced topline results from our Phase 1b/2a GULLIVER-2 trial of GB1211 in patients with decompensated liver cirrhosis that showed statistically significant reductions in liver enzymes after 12 weeks of treatment. We believe that this is the first study in a population of Child-Pugh Class B decompensated cirrhosis patients of non-viral etiology showing changes in a series of liver parameters that are potentially clinically meaningful.

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

Based on the wide tumor and metastasis promoting actions of galectin-3, we believe that our compounds targeting galectin-3 could counter many of the detrimental effects of galectin-3 and may be suitable as single agents or in combination with other checkpoint inhibitors, chemotherapy or chemo-irradiation therapies. Based on the favorable tolerability profile of our compounds observed to date, we believe our galectin-3 inhibitor therapies could be suitable for many clinical situations. In addition to galectin-3 inhibitors, we are progressing galectin-1 and galectin-9 inhibitors which may be useful in certain types of cancer.

Galectin-3 in NSCLC

Galectin-3 inhibition has the potential to both increase T-cell function as a single agent as well as to increase the efficacy of checkpoint inhibitors for NSCLC. In an animal model, we observed that oral administration of our galectin-3 inhibitors reduced human and mouse lung adenocarcinoma growth and blocked metastasis. Treatment with one of our galectin-3 inhibitors also potentiated the effects of a PD-L1 immune checkpoint inhibitor. The mechanisms at work include checkpoint inhibitor-type mechanisms (inhibition of TGF-β signaling, LAG-3, T-cell receptor, interferon gamma) and mechanisms potentially enhancing PD-1/PD-L1 activity, as evidenced by preclinical data that we recently presented at the 2022 American Society of Clinical Oncology Annual Meeting showing that GB1211 reversed a galectin-3 induced blockage of the checkpoint inhibitors atezolizumab and pembrolizumab and exhibited synergistic effects with these checkpoint inhibitors. Furthermore, in the clinic, a retrospective study showed that patients with high tumor staining for galectin-3 were resistant to treatment with pembrolizumab, an anti-PD-1 antibody approved for the treatment of NSCLC, and, by contrast, patients with low galectin-3 had a good response to pembrolizumab and a reduction in tumor volume (see Figure 14 below). Similar data was also seen in melanoma patients, suggesting that the inhibition of galectin-3 may be broadly applicable in a number of cancers and indicating a central role of galectin-3 in the tumor defense mechanisms. Galectin-3 could be a biomarker for anti-PD-1/PD-L1 resistance and, therefore, for patients who may benefit from galectin-3 inhibition. While we will not screen for high galectin-3 in the currently planned GALLANT-1 trial, we do intend to use galectin-3 immunohistochemistry staining in NSCLC to select patients with high galectin-3 levels in the tumor tissue, who may respond to the combination of an anti-PD-1/PD-L1 therapy and our galectin-3 inhibitor GB1211. Because we also measure circulating levels of galectin-3, this may also prove suitable for patient selection. Galectin-3 is an FDA approved biomarker for fibrotic heart disease.

Figure 14. High galectin-3 expression in 34 patients with NSCLC strongly correlated with tumor resistance to pembrolizumab

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

Overview of Clinical Trials

Preclinical Data

The effect of GB1211 was evaluated in a mouse model of carbon-tetrachloride-induced liver fibrosis. In two separate studies, fibrosis was induced in mice, which were then given either GB1211 or placebo. Mice dosed with 10mg/kg GB1211 twice a day had significantly lower levels of liver fibrosis compared to mice given placebo as detected by histological staining of liver sections with a collagen-specific dye, picrosirius red. This reduction in fibrosis was observed in the absence of changes in liver weight or body weight. These findings were consistent when compared with a standard measurement of collagen content using levels of hydroxyproline, a major component of collagen

Completed Phase 1 Clinical Trial

We have completed a Phase 1 single ascending dose and multiple ascending dose trial of GB1211 in 78 healthy volunteers in the U.K. GB1211 was generally well-tolerated with no drug-related serious adverse events at any doses up to the maximum dose tested of 400mg.

Completed Phase 1b/2a Clinical Trial in Liver Cirrhosis – GULLIVER-2 Trial

During the fourth quarter of 2022, at the American Association for the Study of Liver Diseases' (AASLD) The Liver Meeting® 2022, we announced topline results from our Phase 1b/2a GULLIVER-2 trial of GB1211 that is focused on safety and effect on liver function and fibrosis biomarkers in patients with decompensated liver cirrhosis. These topline results showed statistically significant reductions in ALT (p<0.0005), AST (p<0.005) and GGT (p<0.05), with encouraging reductions for ALP (p<0.09), after 12 weeks of treatment. Patients treated with GB1211 also demonstrated improvement and consistent signs of activity across biochemical liver function markers and markers of target engagement, apoptosis, and fibrosis, including reductions in galectin-3 (p<0.05) and CK-18 (M65) (p<0.002). Bilirubin, albumin, international normalized ratio (INR) and other biochemical measurements remained stable. These findings suggest that GB1211 provided liver cell protection and improved liver status, further supporting clinical development in severe liver disease. Liver enzyme (ALT, AST and GGT) reductions were observed after seven days of treatment and continued to decrease over the 12 weeks of treatment. These liver enzyme levels remained decreased compared to baseline two weeks after the study’s conclusion, suggesting durable effects and a decrease in liver inflammation.

Figure 15. Topline Phase 1b/2a GULLIVER-2 liver-related biochemistry results

GB1211 exhibited a favorable tolerability profile in patients with decompensated liver cirrhosis in the GULLIVER-2 trial. Five of 15 patients on GB1211 and four of 15 patients on placebo reported nine and eight treatment-emergent adverse events (TEAEs), respectively. Three serious TEAEs consistent with severe liver disease were observed in one patient (2 after cessation of active therapy) on GB1211 and were deemed to be unrelated to GB1211.

The consistency of the reductions in liver enzymes shown in this severe form of liver cirrhosis, the progressive improvement we observed over 12 weeks and the favorable safety profile observed in the GULLIVER-2 trial lead us to believe that a broader study in patients with compensated and/or decompensated cirrhosis could show broader clinical activity, providing a potential regulatory path to approval as the first FDA-approved therapy in liver cirrhosis.

Phase 2a Clinical Trial in NSCLC – GALLANT-1 Trial

In the fourth quarter of 2021, we announced that we had entered into a clinical trial supply agreement with Roche for our Phase 2a GALLANT-1 trial of GB1211 in combination with atezolizumab, a PD-L1 checkpoint inhibitor, for the treatment of first-line NSCLC. This randomized, double blind, placebo-controlled trial is examining the effect of GB1211 and atezolizumab on tumor shrinkage based on RECIST criteria, as well as secondary endpoint measures such as overall survival, progression-free survival and others. We also plan to analyze how plasma galectin-3 levels and tumor galectin-3 correlate with tumor response.

Figure 16. GALLANT-1 trial design

We initiated Part A of this trial, an open-label study to select the dose of GB1211 to be used with atezolizumab, in the second quarter of 2022. In the first 6 patients who received 200mg twice daily in combination with atezolizumab, we observed two serious adverse events of autoimmune-type skin rashes (showing perivascular lymphocytic infiltrates), which were determined by the principal investigator to be related to the administration of atezolizumab. The reactions were similar to those observed with atezolizumab and described in the label. Both reactions responded to therapy with oral glucocorticosteroids and were clinically manageable. In accordance with the protocol, we reduced the GB1211 dose to 100mg twice daily for the second patient cohort. Recruitment in this cohort is currently ongoing. Interestingly, inflammatory and perivascular lymphocytic infiltrates were observed in both skin reactions, and could signal an exaggerated immune activation, something often observed with checkpoint inhibitor therapy and associated with improved clinical outcomes. Because a central aspect of the mechanism of action for GB1211 in combination with a checkpoint inhibitor is to remove galectin-3 from the lymphocytes and the tumor cells, and thereby increase lymphocyte-based tumor killing, we believe this could also be a positive signal of enhanced lymphocyte activation. We expect to release interim safety data from this part of the GALLANT-1 trial in the second quarter of 2023. Part B of this trial is designed to evaluate the safety and tumor shrinkage (based on RECIST criteria) of the combination of the selected dose of GB1211 and atezolizumab and we expect topline results to be available in the first half of 2024.

Phase 2 Investigator-Initiated Trial in Metastatic Melanoma and HNSCC

In October 2022, we expanded our focus on additional oncology indications and entered into an agreement with Providence Portland Medical Center’s EACRI to evaluate the safety and efficacy of GB1211 in combination with pembrolizumab in an investigator-initiated trial in metastatic melanoma and HNSCC patients. Galecto has committed to supply GB1211 for this Phase 2 trial. The randomized, double-blind placebo controlled, investigator-initiated Phase 2 trial is expected to evaluate whether the addition of GB1211 increases the response rate of pembrolizumab in metastatic melanoma and HNSCC patients. The study is designed to evaluate GB1211 in combination with the standard therapeutic dose of pembrolizumab in patients with unresectable or metastatic melanoma or recurrent or metastatic HNSCC progressing during or after platinum-containing chemotherapy. In addition to monitoring for toxicity and clinical response, blood and tumor samples will be obtained to assess immunologic measures relevant to galectin-3 biology and checkpoint inhibition. This trial is expected to begin in the second half of 2023 and topline results could be reported as early as 2025.

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

There are a large number of large biotechnology and biopharmaceutical companies that are currently pursuing the development of products for the treatment of fibrosis and cancer, and smaller number of companies seeking to develop treatments for liver cirrhosis. Companies that we are aware of that are targeting the treatment of fibrotic and related diseases include large companies with significant financial resources such as Pharmaxis Ltd, Biogen, Inc., AbbVie Inc., Gilead Sciences, Inc., Pliant Therapeutics, Inc., Galectin Therapeutics, Inc., FibroGen, Inc., Liminal BioSciences, Inc., Galapagos NV, Bristol Myers Squibb Co., Madrigal Pharmaceuticals, Inc., Inventiva, Akero Therapeutics, Inc., Boehringer Ingelheim, Roche/Genentech and Novartis AG. However, we know of no other companies currently in clinical development with an inhaled or orally available small molecule inhibitor of galectin-3 or an orally available small molecule inhibitor of LOXL2 for myelofibrosis.

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

GB0139

As of March 1, 2023, we owned five patent families that included eight issued U.S. patents, three pending U.S. patent applications, as well as issued and pending foreign counterpart patents and patent applications, relating to our product candidate, GB0139. These patent families include U.S. Patent No. 9,243,021, which is directed to composition of matter of and methods of treatment using compound GB0139; and U.S. Patent Nos. 10,307,403 and 10,369,136, which are directed to composition of matter of and methods of treatment using a polymorphic form of compound GB0139. U.S. Patent No. 9,243,021 is expected to expire in 2033, and U.S. Patent Nos. 10,307,403 and 10,369,136 are expected to expire in 2036, absent any patent term extension. The other issued U.S. patents are expected to expire between 2029 and 2036, absent any patent term extension. If we continue to pursue patent protection, and if any patents issue based on our pending applications, we expect such patents to expire between 2033 and 2040, absent any patent term adjustment and patent term extension in the United States.

GB1211

As of March 1, 2023, we owned three patent families that included three issued U.S. patents, three pending U.S. patent application, as well as pending foreign counterpart patent applications, relating to our product candidate, GB1211. One patent family includes U.S. Patent No. 10,526,360, U.S. Patent No. 10,774,102 and U.S. Patent No. 11,377,464, which are directed to composition of matter of D-galactopyranose compounds of which compound GB1211 is a species. The issued U.S. patents are expected to expire in 2036, absent any patent term extension. If we continue to pursue patent protection, and if any patents issue based on our pending applications, we expect such patents to expire in 2036, absent any patent term extension in the United States.

Our other patent families include two pending U.S. patent applications and pending foreign counterpart patent applications. If we continue to pursue patent protection, and if any patents issue based on our pending applications, we expect such patents, if issued, to expire in 2040, absent any patent term adjustment and patent term extension in the United States.

GB2064

As of March 1, 2023, we owned three patent families that included five issued U.S. patents, two pending U.S. patent applications, as well as issued and pending foreign counterpart patent and patent applications, relating to our product candidate, GB2064. These patent families include U.S. Patent Nos. 10,150,732, 10,570,094 and 11,072,585, which are directed to composition of matter of and methods of treatment using compound GB2064. These issued U.S. patents are expected to expire in 2036, absent any patent term extension. The third issued patents, U.S. Patent Nos. 10,774,069 and 11,459,309, are directed to crystalline forms of GB2064. These patents are expected to expire in 2037, absent any patent term extension. If we continue to pursue patent protection, and if any patents issue based on our pending applications, we expect such patents to expire between 2036 and 2037, absent any patent term adjustment and patent term extension in the United States.

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
•
Submission to the FDA of an Investigational New Drug application, or IND, which must become effective before human clinical trials may begin;
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

Phase 1, Phase 2 and Phase 3 trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a DSMB or safety review committee. This group provides authorization as to whether or not a trial may move forward at designated check points based on access to certain data from the trial and may recommend halting the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy.

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

A product may also be eligible for accelerated approval if it treats a serious or life-threatening disease or condition, generally provides a meaningful advantage over available therapies and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of accelerated approval, the FDA may require that a sponsor perform adequate and well-controlled post-marketing confirmatory trials with due diligence and, under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date accelerated approval is granted. Under FDORA, the FDA also has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, the FDA generally requires, unless otherwise informed by the agency, pre-approval of promotional materials for products considered for accelerated approval, which could adversely impact the timing of the commercial launch of the product.

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

•
the federal civil and criminal false claims laws, including the FCA, which can be enforced by private citizens through “qui tam” or “whistleblower” actions, and civil monetary penalty laws, which impose criminal and civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other federal health care programs that are false or fraudulent; knowingly making or causing a false statement material to a false or fraudulent claim or an obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing such an obligation. Pharmaceutical and other healthcare companies have been, and continue to be, prosecuted under these laws, among other things, for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product and for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, off-label, and thus generally non-reimbursable, uses. Manufacturers can be held liable under the federal False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The federal False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the federal False Claims Act and to share in any monetary recovery. Similar to the AKS, a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation;
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
•
the federal Physician Payments Sunshine Act, created under the ACA, and its implementing regulations, which require manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Centers for Medicare and Medicaid Services, or CMS, under the Open Payments Program, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), to certain non-physician providers such as physician assistants and nurse practitioners, and to teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•
analogous state and foreign laws and regulations, such as state and foreign anti-kickback, false claims, consumer protection and unfair competition laws which may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to healthcare professionals and entities; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state and federal health information privacy laws, and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of health-related and other personal information. For example, California recently enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA will require covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA went into effect into effect on January 1, 2020, and the California State Attorney General has submitted various versions of final regulations. Since July 1, 2020, the California State Attorney General has had the authority to commence enforcement actions against violators. Further, a California privacy law, the California Privacy Rights Act, or CPRA, was passed by California voters on November 3, 2020 and entered into force on January 1, 2023. The CPRA creates additional obligations with respect to processing and storing personal information. We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. Other U.S. states also are considering omnibus privacy legislation (with one additional law already passed in Colorado, Connecticut, Utah and Virginia) and industry organizations regularly adopt and advocate for new standards in these areas. While the CCPA, as modified by the CPRA contain an exception for certain activities involving PHI under HIPAA, we cannot yet determine the impact the CCPA, CPRA or other such future laws, regulations and standards may have on our business, as these laws either do not yet apply to us or are not yet in effect.

In the event we decide to conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials, we may be subject to additional privacy restrictions, under state and federal law or other obligations. We may become or are already subject to data privacy laws in other countries, including the EU General Data Protection Regulation, or EU GDPR, in Europe.

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Economic Area, or EEA, including personal health data, is subject to the GDPR and similar processing of personal data regarding individuals in the U.K. is subject to the U.K. General Data Protection Regulation, or U.K. GDPR, and the U.K. Data Protection Act 2018. In this Annual Report on Form 10-K, GDPR refers to both the EU GDPR and the U.K. GDPR, unless specified otherwise. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA/U.K., including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million (£17.5 million) or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure compliance.

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

Other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted:

•
The U.S. Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. Subsequent legislation extended the 2% reduction which remains in effect through 2030. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation.
•
The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
•
On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
•
On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
•
On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.
•
On December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future.

The Inflation Reduction Act of 2022, or the IRA, includes provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries to $2,000, impose new manufacturer financial liability on certain drugs covered under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The effects of the IRA on our business and the healthcare industry in general is not yet known.

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

There have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the FYs 2019 and 2018 reimbursement formula on specified covered outpatient drugs (“SCODs”). The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but was denied on October 16, 2020. Plaintiffs-appellees filed a petition for a writ of certiorari at the Supreme Court on February 10, 2021 and the petition was granted on July 2, 2021. On June 15, 2022, the Supreme Court unanimously reversed the Court of Appeals’ decision, holding that HHS’s 2018 and 2019 reimbursement rates for 340B hospitals were contrary to the statute and unlawful. We continue to review developments impacting the 340B program.

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

•
Centralized procedure—If pursuing marketing authorization of a product candidate for a therapeutic indication under the centralized procedure, following the opining of the EMA’s Committee for Medicinal Products for Human Use, or CHMP, the EC issues a single marketing authorization valid across the EEA. The centralized procedure is compulsory for human medicines derived from biotechnology processes or advanced therapy medicinal products (such as gene therapy, somatic cell therapy and tissue engineered products), products that contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune diseases and other immune dysfunctions, viral diseases, and officially designated orphan medicines. For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the EMA, as long as the medicine concerned contains a new active substance not yet authorized in the EEA, or is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health in the EEA. Under the centralized procedure, the maximum timeframe for the evaluation of a marketing authorization application, or MAA, by the EMA is 210 days, excluding “clock stops”, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP, and which can add materially to the timeframe. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding clock stops, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.
•
Now that the U.K. (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain will no longer be covered by centralized marketing authorizations (under the Northern Irish Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland). All medicinal products with a current centralized marketing authorization were automatically converted to Great Britain marketing authorizations on January 1, 2021. For a period of two years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the U.K. medicines regulator, may rely on a decision taken by the EC on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. A separate application will, however, still be required.
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

In the EU, new products for therapeutic indications that are authorized for marketing (i.e., reference products) qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic or biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until ten years have elapsed from the initial authorization of the reference product in the EU. The ten-year market exclusivity period can be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

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

In April 2014, the EU adopted the new Clinical Trials Regulation (EU) No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022. The transitory provisions of the new Regulation provide that, by January 31, 2025, all ongoing clinical trials must have transitioned to the new Regulation. The new Regulation overhauls the system of approvals for clinical trials in the EU. Specifically, it is directly applicable in all Member States (meaning that no national implementing legislation in each Member State is required), and aims at simplifying and streamlining the approval of clinical trials in the EU. The main characteristics of the new Regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all Member States of the European Union, or EU Member States, in which an application for authorization of a clinical trial has been submitted (Concerned Member States) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Concerned Member State. Strict deadlines have been established for the assessment of clinical trial applications.

Should we utilize third-party distributors, compliance with such foreign governmental regulations would generally be the responsibility of such distributors, who may be independent contractors over whom we have limited control.

Brexit and the Regulatory Framework in the U.K.

The U.K. formally left the EU (commonly referred to as “Brexit”) on January 31, 2020, and the EU and the U.K. have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of U.K. and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework continues to apply in Northern Ireland). Except in respect of the new EU Clinical Trials Regulation, the regulatory regime in Great Britain therefore largely aligns with EU regulations, however it is possible that these regimes will diverge more significantly in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and E.U. pharmaceutical legislation.

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

Human Capital

As of December 31, 2022, we had 45 full-time employees, including six who hold M.D. degrees and 14 who hold Ph.D. degrees. Most of our employees work from our offices in Denmark, Sweden, the U.K. and the United States. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be strong.

With our science and knowledge at the center of our business, we have a team of knowledgeable and highly skilled employees who are crucial to the success of our business. As we strive to be an employer of choice and maintain the strength of our workforce, we consistently assess the current business environment and labor market to refine our compensation and benefits programs and other resources available to our employees. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. We believe that a compensation program with both short-term and long-term awards provides fair and competitive compensation and aligns employee and stockholder interests, including incentivizing business performance and integrating compensation with our overall business plans and strategy.

We are committed to investing in the development of our people and creating an environment where diverse perspectives and backgrounds are encouraged and supported. We host weekly company-wide sessions where ideas are discussed, feedback on corporate initiatives is received, scientific breakthroughs are shared, and other corporate updates are provided. Our people’s voices are central to identifying how we, as an organization, can strengthen the organization further and maintain high retention. In 2022, we initiated a bi-annual employee satisfaction survey throughout the organization, showing strong engagement scores throughout 2022. Our future focus is to maintain and grow employee satisfaction by working systematically based on the feedback received from our team.

Diversity, equality, and inclusion are fundamental pillars of our culture, and have been since Galecto was founded in 2011. We believe that an equitable and inclusive environment with diverse teams creates higher engagement, better solutions, and higher productivity, and is crucial to our efforts to attract and retain key employees and improve the business. The composition of our organization accounts for more than 15 different nationalities and our workforce is 53% male and 47% female. Among our leadership team, 62.5% are male and 37.5% are female.

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

We have incurred significant net losses since our inception and have financed our operations principally through equity and debt financing. We continue to incur significant research and development and other expenses related to our ongoing operations. For the years ended December 31, 2022 and 2021, we reported a net loss of $61.6 million and $51.8 million, respectively. As of December 31, 2022, we had an accumulated deficit of $217.7 million. We have devoted substantially all of our resources and efforts to research and development, and we expect that it will be several years, if ever, before we generate revenue from product sales. Even if we receive marketing approval for and commercialize one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to develop and market additional potential product candidates.

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
•
experience delays or interruptions to preclinical studies, clinical trials, our receipt of services from our third-party service providers on whom we rely, or our supply chain, including delays and economic uncertainty in various global markets caused by geopolitical instability and conflict and economic challenges caused by the COVID-19 pandemic;
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

As of December 31, 2022, we had $66.1 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and in any event, we will require additional capital in order to complete clinical development of any of our current programs. Changes in economic conditions, including rising inflation and interest rates, lower consumer confidence, volatile equity capital markets and lower market prices for our securities, ongoing supply chain disruptions and geopolitical instability may adversely affect our business, our future capital requirements and our ability to finance our future cash needs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development, marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•
the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates, including GB0139, GB2064, GB1211 and any our other product candidates we develop in the future;
•
the clinical development plans we establish for these product candidates;
•
the number of, and development requirements for, other product candidates that we develop;
•
the timelines of our clinical trials and the overall costs to finish the clinical trials due to geopolitical instability and conflict and economic challenges caused by the COVID-19 pandemic;
•
the outcome, timing and cost of meeting regulatory requirements established by the FDA, the European Medicines Agency, or EMA, and other comparable foreign regulatory authorities;
•
our ability to enter into contract manufacturing arrangements for supply of active pharmaceutical ingredient, or API, and manufacture of our product candidates, and the terms of such arrangements;
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

•
the extent to which we acquire or in-license other products, product candidates, or technologies;
•
the effect of competing clinical, technological and market developments;
•
the cost and timing of completion of commercial-scale outsourced manufacturing activities;
•
changes in economic conditions, including rising inflation and interest rates, lower consumer confidence and volatile equity capital markets; and
•
the costs of continuing to operate as a public company.

We do not have any committed external source of funds or other support for our development efforts, and we cannot be certain that additional funding will be available on acceptable terms, if at all. Until we can generate sufficient revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Volatility in equity capital markets may adversely affect the market price of our equity securities, which may materially and adversely affect our ability to fund our business through public or private sales of equity securities. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. In addition, any debt financing may subject us to fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable intellectual property or other rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also may be required to seek collaborators for any of our product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. Market volatility and economic uncertainty in various global markets resulting from geopolitical instability and conflict and economic challenges caused by the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our other research and development initiatives. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

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
•
general market conditions or extraordinary external events, such as increased economic uncertainty in the United States and abroad or the economic challenges caused by the COVID-19 pandemic;
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

We are a clinical-stage biotechnology company with a limited operating history. We were founded as Galecto Biotech AB, a Swedish operating company, in 2011 and incorporated in Delaware as Galecto, Inc. in October 2019, have no products approved for commercial sale and have not generated any revenue. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of our product candidates. Our approach to the discovery and development of product candidates is unproven, and we do not know whether we will be able to develop any products of commercial value. In addition, our product candidates, including GB0139, for the treatment of IPF, GB1211 for the treatment of various oncology indications and liver cirrhosis, and GB2064 for the treatment of myelofibrosis, are in the early stages of clinical development. These three programs will require substantial additional development and clinical research time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have not yet demonstrated the ability to progress any product candidate through later-stage clinical trials leading to successful marketing authorization. We may be unable to obtain regulatory approval, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, achieve market access, and acceptance with insurers and health care providers, or conduct sales and marketing activities necessary for successful product commercialization. Investment in biotechnology and biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by early-stage biotechnology and biopharmaceutical companies in rapidly evolving fields. Consequently, we have no meaningful history of operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products.

Our business is highly dependent on the success of our product candidates, GB0139, GB1211, GB2064, as well as any other product candidates that we advance into the clinic. All of our product candidates may require significant additional preclinical and clinical development before we may be able to seek regulatory approval for and launch a product commercially.

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We are very early in our development efforts, and our product candidates, including GB0139, are in early clinical development. Because GB0139 is our most advanced product candidate, if GB0139 encounters safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and business would be significantly harmed. We have completed a placebo-controlled Phase 2a multi-dose trial of GB0139 in 24 IPF patients. We are currently conducting a Phase 2b placebo-controlled clinical trial of GB0139 in IPF patients and we expect to release topline results in mid-2023. The primary endpoint of the trial is to assess annual rate of decline in forced vital capacity, or FVC, after one year of dosing. Reduction in decline of FVC is the primary endpoint that was accepted by the FDA for the approval of both of the currently approved treatments for IPF. For future clinical trials of GB0139, including a Phase 3 clinical trial or trials, the design, duration, and scope of such clinical trials will be decided upon after further discussions with FDA or the EMA, as applicable. As a result, we are unable to predict with certainty the estimated timing or scope of future clinical trials of GB0139 we may conduct.

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
•
product-related side effects experienced by patients or subjects in our clinical trials or by individuals using drugs or therapeutics that we, DSMBs, institutional review board, or IRBs, the FDA, other regulators or others view as relevant to the development of our product candidates;
•
delays in submitting INDs or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
•
conditions imposed by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials, including our clinical endpoints;
•
delays in enrolling subjects in clinical trials, including due to geopolitical instability and conflict in Eastern Europe and the economic challenges caused by the COVID-19 pandemic;
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
•
due to the impact of economic challenges caused by the COVID-19 pandemic and uncertainty in various global markets caused by geopolitical instability, we may experience delays or interruptions to our manufacturing supply chain, or we could suffer delays in reaching, or we may fail to reach, agreement on acceptable terms with third-party service providers on whom we rely;

•
additional delays and interruptions to our clinical trials could extend the duration of the trials and increase the overall costs to finish the trials as our fixed costs are not substantially reduced during delays;
•
we may elect to, or regulators, IRBs, DSMBs or ethics committees may require that we or our investigators, suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
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

Our product development costs will increase if we experience additional delays in clinical testing or in obtaining marketing approvals. We do not know whether any of our clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. In addition, we may voluntarily redesign or otherwise modify our plans with respect to an ongoing or planned clinical trial, and changing the design of a clinical trial can be expensive and time consuming. If we do not achieve our product development goals in the time frames we announce and expect, the approval and commercialization of our product candidates may be delayed or prevented entirely. Significant clinical trial modifications or delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates and may allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize our product candidates and harming our business and results of operations. Any changes or delays in our clinical development programs may harm our business, financial condition and results of operations significantly.

Our ongoing and future clinical trials may reveal significant adverse events or unexpected drug-drug interactions not seen in our preclinical studies and may result in a safety profile that could delay or prevent regulatory approval or market acceptance of any of our product candidates.

We have completed a placebo-controlled Phase 2a multi-dose trial of GB0139 in 24 IPF patients and, with the exception of a number of minor reported adverse events (fever, upper respiratory tract infection, abnormal taste in mouth, dry throat), GB0139 was observed to be generally well-tolerated in these patients with no serious drug-related adverse events. We are currently conducting a double-blind placebo-controlled Phase 2b trial of GB0139. In March 2021, the DSMB for this trial recommended that, based upon a safety analysis of the data, the company discontinue dosing and enrolling patients in the 10mg arm along with patients in the 3mg arm who are receiving combination treatment with the currently approved treatments of IPF, nintedanib and pirfenidone. The DSMB informed the company, based on unblinded safety and efficacy data, that there was an imbalance in the serious adverse events across the study groups, but not an imbalance between the groups in mortality.

Our product candidates are designed to inhibit galectin-3 or LOXL2, and we believe such inhibition can play a key role in regulating fibrosis and cancer. However, our products are still in the testing phase. If significant adverse events or other side effects are observed in any of our ongoing or future clinical trials, including of GB0139 for the treatment of IPF, GB02064 for the treatment of myelofibrosis or GB1211 for the treatment of liver cirrhosis and NSCLC, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, or we may be required to reduce the dosage amount of our intended product candidate or abandon the trials or our development efforts altogether. For instance, in the dose selection phase of our Phase 2a GALLANT-1 trial for the first-line treatment of NSCLC, we observed two serious adverse events of autoimmune-type skin rashes (showing perivascular lymphocytic infiltrates), which were determined by the principal investigator to be related to the administration of atezolizumab. The reactions were similar to those observed with atezolizumab and described in the label, however, in accordance with the protocol, we reduced the GB1211 dose to 100mg twice daily for the second patient cohort. Some potential therapeutics developed in the biotechnology and biopharmaceutical industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies.

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

From 2020 to 2022, the COVID-19 pandemic caused delays in certain of our studies, including (i) a delay in recruitment for our ongoing Phase 2b trial of GB0139 in IPF patients, which has resulted in certain trial protocol amendments and increased costs and (ii) a delay in the initiation and recruitment of our planned and ongoing clinical trials of GB1211 and GB2064. We may continue to experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients depends on many factors, including:

•
the patient eligibility and exclusion criteria defined in the protocol;
•
the size of the patient population required for analysis of the trial’s primary endpoints and the process for identifying patients;
•
the willingness or availability of patients to participate in our trials (including due to fears of contracting COVID-19 and other highly infectious or contagious diseases) or known or perceived risks associated with our product candidates;
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

Further, timely enrollment in clinical trials is reliant on clinical trial sites which may be adversely affected by global health matters, including, among other things, pandemics and political and social conditions. For example, the COVID-19 pandemic and military action and civil and political unrest in regions where we have operations have affected certain of our clinical trial sites as they have not been allowed to enroll or recruit patients and other sites have not been able to receive patient visits, which resulted in the need to amend our protocol for our GALACTIC-1 trial in IPF. In addition, after enrollment in these trials, if patients contract COVID-19 during participation in our trials or are subject to isolation or shelter-in-place restrictions, they may drop out of our trials, miss scheduled doses or follow-up visits, or otherwise fail to follow trial protocols. If patients are unable to follow the trial protocols or if our trial results are otherwise disputed due to the effects of the COVID-19 pandemic or actions taken to mitigate its spread and other restrictions resulting from political instability and conflict, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program.

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

We intend to develop certain of our product candidates and likely other future product candidates in combination with one or more other approved or unapproved therapies to treat cancer or other diseases. For example, in the fourth quarter of 2021, we announced that we had entered into a clinical trial supply agreement with Roche for our planned Phase 2a trial of GB1211 in combination with atezolizumab, a PD-L1 checkpoint inhibitor, for the first-line treatment of NSCLC. For instance, in the dose selection phase of our Phase 2a GALLANT-1 trial for the first-line treatment of NSCLC, we observed two serious adverse events of autoimmune-type skin rashes (showing perivascular lymphocytic infiltrates), which were determined by the principal investigator to be related to the administration of atezolizumab. The reactions were similar to those observed with atezolizumab and described in the label. Both reactions responded to therapy with oral glucocorticosteroids and were clinically manageable. In accordance with the protocol, we reduced the GB1211 dose to 100mg twice daily for the second patient cohort. Recruitment in this cohort is currently ongoing. Interestingly, inflammatory and perivascular lymphocytic infiltrates were observed in both skin reactions, and could signal an exaggerated immune activation, something often observed with checkpoint inhibitor therapy and associated with improved clinical outcomes. Because a central aspect of the mechanism of action for GB1211 in combination with a checkpoint inhibitor is to remove galectin-3 from the lymphocytes and the tumor cells, and thereby increase lymphocyte based tumor killing, we believe this could be a positive signal of enhanced lymphocyte activation. Although we may be able to observe activity of our product candidates as a monotherapy, it may be difficult to observe activity of our product candidates when administered with approved agents or investigational products. For example, based on an interim review of unblinded safety and efficacy data by a DSMB, the addition of GB0139 to nintedanib or pirfenidone was determined to potentially give rise to side effects that were not anticipated based on preclinical studies or early clinical studies in which GB0139 was given as a monotherapy, and, as a result, we modified our ongoing Phase 2b clinical for GB0139 to remove combination therapy. Such discoveries may lead to discontinuations of certain dosing groups and the modification or termination of our clinical trials. We are unable to predict how the results of our combination therapy trial cohorts could affect the prospects for securing marketing approval of GB0139 or commercial acceptance thereafter.

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

If the FDA or comparable foreign regulatory authorities do not approve these other products or revoke their approval of, or if safety, efficacy, quality, manufacturing or supply issues arise with, the products we choose to evaluate in combination with our product candidate we develop, we may be unable to obtain approval of or market such combination therapy.

We have obtained orphan drug designation for GB0139; however, we may be unable to maintain this designation or obtain orphan drug designation for our other fibrosis or oncology product candidates, and we may not be able to realize the benefits of such designation, including potential marketing exclusivity of our product candidates, if approved.

As part of our business strategy, we sought and have received orphan drug designation from the FDA and the EC for treatment of IPF for GB0139; however, we may not be able to maintain this status. We may also seek orphan drug designation for future product candidates, and we may be unsuccessful in obtaining this designation. Regulatory authorities in some jurisdictions, including the United States and other major markets, may designate drugs intended to treat conditions or diseases affecting relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, or the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.

Similarly, in Europe, the EC grants orphan drug designation after receiving the opinion of the EMA Committee for Orphan Medicinal Products on an orphan drug designation application. Orphan drug designation is intended to promote the development of drugs that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in Europe and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). Additionally, designation is granted for drugs intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in Europe would be sufficient to justify the necessary investment in developing the drug. In Europe, orphan drug designation entitles a party to a number of incentives, such as protocol assistance and scientific advice specifically for designated orphan medicines, and potential fee reductions depending on the status of the sponsor.

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

In particular, we are seeking to enroll and have enrolled patients in our clinical trials in Ukraine, Russia and other Eastern European countries. Any escalation of political tensions, economic instability, military activity or civil hostilities in this region could disrupt or delay such trials, or adversely affect the timeliness of such trials. In connection with this geopolitical instability , the United States and other countries have imposed sanctions against Russia. Our ability to conduct these trials is dependent upon whether or not our involvement in such projects is restricted under U.S. or EU sanctions laws and the extent to which any of our current or prospective operations may become subject to those laws. Those laws may change from time to time, and any expansion of sanctions against Russia could hinder our ability to conduct such trials, which would result in the need for alternative trial sites, which would be costly and time-consuming and delay the clinical development of our product candidates.

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

We have limited financial and human resources and intend to initially focus on research programs and product candidates for a limited set of indications. As a result, we may forgo or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential or a greater likelihood of success. In addition, we may seek to accelerate our development timelines, including by modifying the designs of ongoing or planned clinical trials or initiating certain clinical trials of our product candidates before earlier-stage studies have been completed. This approach may cause us to commit significant resources to prepare for and conduct later-stage trials for one or more product candidates that subsequently fail earlier-stage clinical testing. Therefore, our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities or expend resources on product candidates that are not viable.

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

There are a number of large biotechnology and biopharmaceutical companies that are currently pursuing the development of products for the treatment of the biological processes that drive fibrosis and certain cancers. Companies that we are aware of that are targeting the treatment of various fibrosis indications include large companies with significant financial resources such as Pharmaxis Ltd, Biogen, Inc., AbbVie Inc., Gilead Sciences, Inc., Pliant Therapeutics, Inc., Galectin Therapeutics, Inc., FibroGen, Inc., Liminal BioSciences, Inc., Galapagos NV, Bristol Myers Squibb Co., Madrigal Pharmaceuticals, Inc., Inventiva, Akero Therapeutics, Inc., Boehringer Ingelheim, Roche/Genentech and Novartis AG. However, we know of no other companies currently in clinical development with an inhaled or orally available small molecule inhibitor of galectin-3 or an orally available small molecule inhibitor of LOXL2 for myelofibrosis. For additional information regarding our competition, see “Business—Competition.”

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

In the United States and in other countries, patients who are prescribed treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval. In the United States, sales of any products for which we may receive regulatory marketing approval will depend, in part, on the availability of coverage and reimbursement from third-party payors. Third-party payors include government authorities such as Medicare, Medicaid, TRICARE, and the Veterans Administration, managed care providers, private health insurers, and other organizations. Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Patients are unlikely to use our product candidates unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost. We cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our product candidates or assure that coverage and reimbursement will be available for any product that we may develop. See the section entitled, “Business – Government Regulation – Coverage and Reimbursement.”

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

Even if we receive regulatory approval of any product candidates, we will be subject to ongoing post-marketing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

If any of our product candidates are approved, they will be subject to ongoing post-marketing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies and submission of safety, efficacy and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. In addition, we will be subject to continued compliance with current good manufacturing practice, or cGMP, for any drug products we distribute and with good clinical practice, or GCP, requirements for any clinical trials that we conduct post-approval.

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

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a Risk Evaluation and Mitigation Strategy, or REMS, as a condition of approval of our product candidates, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, we will have to comply with requirements including submissions of safety and other post-marketing information and reports and registration. For example, under the Food and Drug Omnibus Reform Act of 2022, or FDORA, sponsors of approved drugs and biologics must provide 6 months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed.

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

Separately, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, several companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

EU drug marketing and reimbursement regulations may materially affect our ability to market and receive coverage for our products in the European member states.

We intend to seek approval to market our product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the EU, the pricing of drugs is subject to governmental control and other market regulations which could put pressure on the pricing and usage of our product candidates. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, the recent U.K. referendum on its membership in the EU resulted in a majority of U.K. voters voting to exit the European Union, often referred to as Brexit. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations, including those related to the pricing of prescription pharmaceuticals, as the U.K. determines which EU laws to replicate or replace. If the U.K. were to significantly alter its regulations affecting the pricing of prescription pharmaceuticals, we could face significant new costs. As a result, Brexit could impair our ability to transact business in the European Union and the U.K. Market acceptance and sales of our product candidates will also depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our product candidates and may be affected by existing and future health care reform measures.

Much like the AKS prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to reward improper performance generally is governed by the national anti-bribery laws of the EU Member States, and in respect of the U.K. (which is no longer a member of the EU), the Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the U.K. despite its departure from the EU.

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

In addition, in most foreign countries, including the EEA, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. A member state may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries, we may be required to conduct a clinical study or other studies that compare the cost-effectiveness of any of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for biotechnology and biopharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the EU do not follow price structures of the United States, and generally, prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales and the potential profitability of any of our product candidates in those countries would be negatively affected.

We may incur substantial costs in our efforts to comply with evolving global data protection laws and regulations, and any failure or perceived failure by us to comply with such laws and regulations may harm our business and operations.

The global data protection landscape is rapidly evolving, and we may be or become subject to or affected by numerous federal, state and foreign laws and regulations, as well as regulatory guidance, governing the collection, use, disclosure, transfer, security and processing of personal data, such as information that we collect about participants and healthcare providers in connection with clinical trials. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, which may create uncertainty in our business, affect our or our service providers’ ability to operate in certain jurisdictions or to collect, store, transfer use and share personal data, result in liability or impose additional compliance or other costs on us. Any failure or perceived failure by us to comply with federal, state, or foreign laws or self-regulatory standards could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others. California passed the California Data Privacy Protection Act of 2018, or the CCPA, which went into effect in January 2020, and was recently amended by the California Privacy Rights Act, which became effective on January 1, 2023, provides new data privacy rights for consumers and new operational requirements for companies, which may increase our compliance costs and potential liability. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact certain of our business activities. The CCPA may lead to similar laws in other U.S. states or at a national level, which could increase our potential liability and adversely affect our business.

Additionally, a California ballot initiative, the California Privacy Rights Act, or the CPRA, was passed in November 2020 and became effective January 1, 2023. The CPRA imposes additional obligations on companies covered by the legislation and significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA.

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

In addition, on March 2, 2021, Virginia enacted the Consumer Data Protection Act, or the CDPA, which became effective on January 1, 2023. The CDPA regulates how businesses (which the CDPA refers to as “controllers”) collect and share personal information. While the CDPA incorporates many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of controllers. The law impacts how controllers collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.

Also, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act, or the CPA, into law. The CPA will become effective on July 1, 2023. The CPA is rather similar to Virginia’s CPDA but also contains additional requirements. The new measure applies to companies conducting business in Colorado or who produce or deliver commercial products or services intentionally targeted to its residents of the state that either: (1) control or process the personal data of at least 100,000 consumers during a calendar year; or (2) derive revenue or receive a discount on the price of goods or services from the sale of personal data and process or control the personal data of at least 25,000 consumers.

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

In addition to our operations in the United States, which may be subject to healthcare and other laws relating to the privacy and security of health information and other personal information, we have operations in Europe and are subject to European data privacy laws, regulations and guidelines. The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EEA, including personal health data, is subject to the EU GDPR and similar processing of personal data regarding individuals in the U.K. is subject to the U.K. GDPR and the U.K. Data Protection Act 2018.The GDPR is wide-ranging and imposes a broad range of strict requirements on companies subject to the GDPR, including requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside the EEA, including to the United States, providing details to those individuals regarding the processing of their personal health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR increases substantially the penalties to which we could be subject in the event of any non-compliance, including fines of up to €20 million (£17.5 million) or up to 4% of our total worldwide annual turnover, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers.

Further, national laws of member states of the EU are in the process of being adapted to the requirements under the GDPR, thereby implementing national laws which may partially deviate from the GDPR and impose different obligations from country to country, so that we do not expect to operate in a uniform legal landscape in the EEA. Also, as it relates to processing and transfer of genetic data, the GDPR specifically allows national laws to impose additional and more specific requirements or restrictions, and European laws have historically differed quite substantially in this field, leading to additional uncertainty. In addition, further to the U.K.’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the U.K. at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the U.K.’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain U.K. specific amendments) into U.K. law, referred to as the U.K. GDPR. The U.K. GDPR and the U.K. Data Protection Act 2018 set out the U.K.’s data protection regime, which is independent from but aligned to the EU’s data protection regime. The U.K. Government has announced plans to reform its data protection legal framework in the Data Reform Bill, but those have been put on hold. Non-compliance with the U.K. GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the U.K. is regarded as a third country under the EU’s GDPR, the EC has now issued a decision recognizing the U.K. as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the U.K. remain unrestricted. Like the EU GDPR, the U.K. GDPR restricts personal data transfers outside the U.K. to countries not regarded by the U.K. as providing adequate protection. To enable the transfer of personal data outside of the EEA or the U.K., adequate safeguards must be implemented in compliance with European and U.K. data protection laws. On June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EEA (or otherwise subject to the EU GDPR) to controllers or processors established outside the EEA (and not subject to the EU GDPR). The new standard contractual clauses replace the standard contractual clauses that were adopted previously under the EU Data Protection Directive. The U.K. is not subject to the EC’s new standard contractual clauses but has published its own version of standard clauses, referred to as “International Data Transfer Agreement” which entered into force on March 21, 2022 and enables transfers originating from the U.K. Transfers made pursuant to these new mechanisms need to be assessed on a case-by-case basis to ensure the law in the recipient country provides “essentially equivalent” protections to safeguard the transferred personal data as the EEA, and businesses are required to adopt supplementary measures if such standard is not met. We will be required to implement these new safeguards when conducting restricted data transfers under the EU and U.K. GDPR and doing so will require significant effort and cost.

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

The U.K. formally left the EU on January 31, 2020, and the EU and the U.K. have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA provides details on how some aspects of the U.K. and EU’s relationship will operate going forward however there are still many uncertainties and how the TCA will take effect in practice is still largely unknown. This lack of clarity on future U.K. laws and regulations and their interaction with the EU laws and regulations may negatively impact foreign direct investment in the U.K., increase costs, depress economic activity and restrict access to capital.

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

We may also face new regulatory costs and challenges that could have an adverse effect on our operations. The U.K. will lose the benefits of global trade agreements negotiated by the EU on behalf of its members, which may result in increased trade barriers that could make our doing business in the EU and the EEA more difficult. Since the regulatory framework in the U.K. covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime with respect to the approval of our product candidates in the U.K. now that the U.K. legislation can diverge from EU legislation. For instance, Great Britain will now no longer be covered by the centralized procedures for obtaining

EEA-wide marketing and manufacturing authorizations from the EMA (under the Northern Irish Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland) and a separate process for authorization of drug products will be required in Great Britain, resulting in an authorization covering the U.K. or Great Britain only. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the U.K. and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the U.K. and/or EU for our product candidates, which could significantly and materially harm our business. Even prior to any change to the U.K.’s relationship with the EU, the announcement of Brexit has created economic uncertainty surrounding the terms of Brexit, and its consequences could adversely impact customer confidence resulting in customers reducing their spending budgets on our product candidates, if approved, which could adversely affect our business, financial condition, results of operations and could adversely affect the market price of our common stock.

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

We may choose to challenge the patentability of claims in a third party’s U.S. patent by requesting that the USPTO review the patent claims in an ex-parte re-examination, inter partes review or post-grant review proceedings. These proceedings are expensive and may consume our time or other resources. We may choose to challenge a third party’s patent in patent opposition proceedings in the European Patent Office, or EPO, or other foreign patent offices. The costs of these opposition proceedings could be substantial and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent offices then we may be exposed to litigation by a third-party alleging that the patent may be infringed by our product candidates or proprietary technologies.

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

We have limited intellectual property rights outside of the United States and Europe and may not be able to protect and enforce our intellectual property rights throughout the world.

We have limited intellectual property rights outside the United States and Europe. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States and Europe can be less extensive than those in the United States and Europe. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States or laws in Europe. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or Europe, or from selling or importing products made using our inventions in and into the United States, Europe or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Risks Related to Our Reliance on Third Parties

We rely and expect to continue to rely on third parties to conduct certain aspects of our ongoing and future preclinical studies and clinical trials, including investigator-sponsored clinical trials of our product candidates. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize any potential product candidates.

We rely and expect to continue to rely on third parties to conduct certain aspects of our ongoing and future preclinical studies and clinical trials, under agreements with universities, medical institutions, clinical investigators, CROs, strategic collaborators and others. We expect to have to negotiate budgets and contracts with such third parties, which may result in delays to our development timelines and increased costs.

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

We may also rely on academic and private non-academic institutions and clinical investigators to conduct and sponsor clinical trials relating to our product candidates, such as the planned Phase 2 clinical trial of GB1211 in metastatic melanoma and HNSCC patients that will be sponsored by Providence Cancer Institute. We will not control the design or conduct of the investigator-sponsored trials, and it is possible that the FDA or foreign regulatory authorities will not view these investigator-sponsored trials as providing adequate support for future clinical trials, whether controlled by us or third parties, for any one or more reasons, including due to elements of the design or execution of the trials or safety concerns or other trial results. Such arrangements will likely provide us certain information rights, including access to and the ability to use and reference the data, including for our own regulatory filings, resulting from the investigator-sponsored trials. However, we would not have control over the timing and reporting of the data from investigator-sponsored trials, nor would we own the data from the investigator-sponsored trials. If we are unable to confirm or replicate the results from the investigator-sponsored trials or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development of our product candidates. Further, if investigators or institutions breach their obligations with respect to the clinical development of our product candidates, or if the data proves to be inadequate compared to the first-hand knowledge we might have gained had the investigator-sponsored trials been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected.

We and these third parties are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to suspend or terminate these trials or perform additional preclinical studies or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials conducted by third parties comply with the GCP requirements.

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

Any third parties conducting aspects of our preclinical studies or clinical trials will not be our employees and, except for remedies that may be available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our preclinical studies and clinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the preclinical or clinical data they obtain is compromised due to the failure to adhere to our protocols or regulatory requirements or for other reasons or if, due to federal or state orders, they are unable to meet their contractual and regulatory obligations, our development timelines, including clinical development timelines, may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

If any of our relationships with these third-party CROs or other third parties terminate, we may not be able to enter into arrangements with alternative CROs or other third parties or to do so on commercially reasonable terms.

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

We rely on third-party contract manufacturers to manufacture our product candidates for preclinical studies and clinical trials. We do not own manufacturing facilities for producing any clinical trial product supplies. There can be no assurance that our preclinical and clinical development product supplies will not be limited or interrupted, or that they will be of satisfactory quality or continue to be available at acceptable prices. For example, the extent to which instability in geographies where we have operations or the COVID-19 pandemic impacts our ability to procure sufficient supplies for the development of our product candidates will depend on whether broad-based sanctions continue for long term or escalate or if the economic challenges caused by the COVID-19 continue to impact supply chain, among many other factors. Any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements.

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

As of December 31, 2022, we had 45 full-time employees. As our clinical development and commercialization plans and strategies develop, and as we transition into operating as a public company, we will need to expand our managerial, clinical, regulatory, sales, marketing, financial, development, manufacturing and legal capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future growth would impose significant added responsibilities on members of management, including:

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

Our previous material weakness related to our financial statement closing process, primarily related to the lack of sufficient skilled personnel with U.S. generally accepted accounting principles, or U.S. GAAP, and Securities and Exchange Commission, or SEC, reporting knowledge and expertise for purposes of timely and reliable financial reporting and our dependence on third-party service providers for the preparation and closing of our financial records. Specifically, the material weakness identified related to the lack of appropriate internal controls over the work performed by the third-party service providers and that, as a result thereof, management failed to timely identify material misstatements in accounting for our debt and equity instruments, research and development, and taxation.

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

We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyberattacks, and any such attacks could result in the losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or mitigate security breaches or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such security or data privacy breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business. By way of example, the CCPA, which went into effect on January 1, 2020, creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. By way of example regarding foreign laws and regulations with respect to data privacy and security, the GDPR imposes strict requirements for processing the personal data of individuals in the EEA and U.K. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million (£17.5 million) or 4% of the annual global revenues of the noncompliant company, whichever is greater.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Portions of our future clinical trials may be conducted outside of the United States and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials more costly to operate. Furthermore, the most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, including due to the economic challenges caused by the COVID-19 pandemic, could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or international trade disputes could also strain our suppliers, some of which are located outside of the United States, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

If our common stock is delisted from The Nasdaq Global Select Market, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease.

Our common stock is currently listed on The Nasdaq Global Select Market and closed at $2.20 on March 1, 2023. The Nasdaq Stock Market LLC, or Nasdaq, has minimum requirements that a company must meet in order to remain listed on Nasdaq markets, including that we maintain a minimum closing bid price of $1.00 per share. If we fail to maintain such minimum requirements and a final determination is made by Nasdaq that our common stock must be delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease. Our failure to be listed on Nasdaq or another national securities exchange would have a material adverse effect on the value of your investment in us.

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

As of March 1, 2023, our executive officers, directors and their affiliates beneficially held, in the aggregate, approximately 21.9% of our outstanding voting stock. These stockholders, acting together, would be able to significantly influence all matters requiring stockholder approval. For example, these stockholders would be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

We are an EGC as defined in the JOBS Act, enacted in April 2012. For as long as we continue to be an EGC, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not EGCs, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404, reduced disclosure obligations regarding executive compensation and our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may remain an EGC until December 31, 2025, although circumstances could cause us to lose that status earlier. We will remain an EGC until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, or IPO, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700.0 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

We are also a “smaller reporting company,” meaning that the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) if the market value of our shares held by non-affiliates is more than $250 million but less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

We will continue to incur significant costs as a result of operating as a public company, and our management may be required to devote substantial time to new compliance initiatives.

As a public company, we incur, and we will continue to incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and the Nasdaq Global Select Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial reporting controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits EGCs to implement many of these requirements over a longer period and up to five years from the pricing of our IPO. The costs associated with operating as a public company may decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products, if approved, or services. Additionally, stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis, and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an EGC, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. We could be an EGC for up to five years. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to restatements of our financial statements and require us to incur the expense of remediation.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2022, the facilities that we lease are the following:

Location	Primary Use	Approximate Square Footage	Lease Expiration Date	Renewal Option
Ole Maaloes Vej 3, DK-2200 Copenhagen N, Denmark	Office space	4,000	January 31, 2025	None
Evergreen House North, Grafton Place, London, NW1 2DX	Office space	1,000	February 29, 2024	None
Sahlgrenska Science Park AB, Medicinaregatan 8A, 413 90 Gothenburg, Sweden	Office space	388	May 30, 2023	None
Stevenage Open Innovation Bioscience Park, Stevenage, Hertfordshire, SG1 2FX	Laboratory space	1,046	August 8, 2025	None

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

Holders of Our Common Stock

As of March 1, 2023, we had 25,673,474 outstanding shares of common stock and no outstanding shares of preferred stock. At March 1, 2023, there were 27 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders represented by these record holders.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 5 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Recent Sales of Unregistered Securities

None.

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

As of December 31, 2022, $20.7 million of the net proceeds from our IPO have been used for general working capital purposes, including the funding of our clinical development programs. We have invested the unused net proceeds from the offering in money market accounts and marketable debt securities. We expect to use the net proceeds from the offering described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 30, 2020.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are a clinical-stage biotechnology company developing novel small molecule therapeutics that are designed to target the biological processes that lie at the heart of cancer and fibrotic diseases. Our strategy is to focus on diseases without disease-modifying treatment options and where there is a high unmet medical need. We are concentrating on the development of a new class of medicines: small molecule inhibitors of galectin-3 and lysyl oxidase-like 2, or LOXL2, that target underlying biology for the treatment of multi-factorial diseases like cancer and fibrotic diseases.

Our most advanced product candidate, GB0139, is in Phase 2b clinical development and our other current fibrosis and oncology product candidates are in early stages of clinical development. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our operations to date have been financed primarily from our initial public offering, or IPO, the issuance of convertible preferred shares and convertible notes. Since inception, we have had significant operating losses. Our net loss was $61.6 million and $51.8 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $217.7 million and $66.1 million in cash, cash equivalents and marketable securities.

Galecto, Inc. was incorporated in Delaware in October 2019. Shares in Galecto Biotech AB, a Swedish operating company, were exchanged at a one-to-one ratio for shares in Galecto, Inc. in a common control/tax-free reorganization. As of December 31, 2022, the Company’s wholly owned subsidiaries were PharmAkea, Inc., Galecto Securities Corporation and Galecto Biotech AB. Galecto ApS, a Danish operating company, was Galecto Biotech AB’s wholly owned subsidiary.

Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our accounts payable and accrued expenses. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. In particular, we expect our expenses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, as well as hire additional personnel, pay fees to outside consultants, lawyers and accountants, and incur other increased costs associated with being a public company. See "Item 1A. Risk Factors - Risks Related Our Financial Position and Need for Additional Capital - We have incurred significant net losses since inception and we expect to continue to incur significant net losses for the foreseeable future." In addition, if and when we seek and obtain regulatory approval to commercialize any product candidate, we will also incur increased expenses in connection with commercialization and marketing of any such product. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities of $66.1 million as of December 31, 2022, will be sufficient to continue funding our development activities into the second half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.

To date, we have not had any products approved for sale and, therefore, have not generated any product revenue. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates.

The spread of COVID-19 and identification of new variants and subvariants of the virus has impacted the global economy and, both directly and indirectly, businesses and commerce. As worker shortages have occurred, supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The ongoing economic challenges of the COVID-19 pandemic and its effects on our business and operations are uncertain.

In addition, economic uncertainty in various global markets, including the U.S. and Europe, caused by political instability and conflict, such as the ongoing conflict in Ukraine, and economic challenges caused by the COVID-19 pandemic, have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain interruptions, which have caused record inflation globally. Our business, financial condition and results of operations could be materially and adversely affected by further negative impact on the global economy and capital markets resulting from these global economic conditions, particularly if such conditions are prolonged or worsen.

Although, to date, our business has not been materially impacted by these global economic and geopolitical conditions, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which such instability could impact our business and results of operations. The extent and duration of these market disruptions, whether as a result of the military conflict between Russia and Ukraine and effects of the Russian sanctions, geopolitical tensions, record inflation or otherwise, are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this report.

For additional information on the various risks posed by the COVID-19 pandemic and global economic uncertainty, please read the section entitled “Risk Factors” in this Annual Report on Form 10-K.

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

We have historically met the requirements to receive a tax credit in Denmark of up to $0.9 million per year for losses resulting from research and development costs of up to approximately $4.1 million per year. The tax credit is reported as a reduction to research and development expense in the consolidated statements of operations. We recorded a reduction to research and development expense of $0.8 million and $0.9 million for the year ended December 31, 2022 and 2021, respectively. The credits are available the following year, in 2023 and 2024, respectively.

Our direct research and development expenses are not currently tracked on a program-by-program basis. We use our personnel and infrastructure resources across multiple research and development programs directed toward identifying and developing product candidates. The majority of our clinical spending in the years ended December 31, 2022 and 2021 was on GB0139.

We expect to continue to incur research and development expenses for the foreseeable future as we continue to invest in research and development activities related to developing GB0139, GB2064, GB1211 and any other product candidates we may develop, including investments in conducting clinical trials, manufacturing and otherwise advancing our programs. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain.

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
•
successful completion of our ongoing Phase 2 clinical trials for GB0139, GB2064 and GB1211, and any clinical trials for future product candidates;
•
data from our clinical programs that support an acceptable risk-benefit profile of our product candidates in the intended patient populations;
•
acceptance by the FDA, regulatory authorities in Europe, Health Canada or other regulatory agencies of regulatory filings for GB0139, GB2064, GB1211 and any future product candidates;
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

Research and development activities account for a significant portion of our operating expenses. We expect our research and development expenses to continue for the foreseeable future as we continue to implement our business strategy, which includes advancing GB0139, GB2064 and GB1211 through clinical development and other product candidates further into clinical development, expanding our research and development efforts, including hiring additional personnel to support our research and development efforts, and seeking regulatory approvals for our product candidates that successfully complete clinical trials. In addition, product candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect our research and development expenses to increase as our product candidates advance into later stages of clinical development. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs, depreciation expense and other expenses for outside professional services, including legal, human resources, audit and accounting services and facility-related fees not otherwise included in research and development expenses. Personnel costs consist of salaries, benefits and stock-based compensation expense, for our personnel in executive, finance and accounting, business operations and other administrative functions. We expect our general and administrative expenses to continue over the next several years to support our continued research and development activities, manufacturing activities, increased costs of expanding our operations and operating as a public company. These expenses will likely include increases related to the hiring of additional personnel, legal, regulatory and other fees, director and officer insurance premiums and investor relations costs associated with our growth and continued expansion of our operations.

Other Income (Expense), Net

Our other income (expense), net is comprised of:

•
Interest income: The interest income earned on our cash, cash equivalents and marketable securities is recorded in our statements of operations.
•
Gain (loss) on sales of marketable securities: The loss on the sales of our marketable securities are recorded in our statements of operations.
•
Foreign exchange: The functional currency of our subsidiaries in Denmark and Sweden is the Euro. Transactions denominated in currencies other than the Euro result in exchange gains and losses that are recorded in our consolidated statements of operations.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following sets forth our results of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,		Change
	2022	2021	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$48,206	$38,488	$9,718	25%
General and administrative	13,001	13,739	(738)	-5%
Total operating expenses	61,207	52,227	8,980	17%
Loss from operations	(61,207)	(52,227)	(8,980)	17%
Other income (expense), net	(417)	475	(892)	-188%
Net loss	$(61,624)	$(51,752)	$(9,872)	19%

Research and development expenses

Research and development expenses were comprised of:

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Preclinical studies and clinical trial-related activities	$26,488	$17,358	$9,130
Chemistry, manufacturing and control	7,019	9,989	(2,970)
Personnel	9,331	7,383	1,948
Consultants and other costs	5,368	3,758	1,610
Total research and development expenses	$48,206	$38,488	$9,718

Research and development expenses were $48.2 million for the year ended December 31, 2022, compared to $38.5 million for the year ended December 31, 2021. The increase of $9.7 million was primarily related to an increase in clinical trial-related expenses of $9.1 million resulting from our four Phase 2 clinical trials, increased personnel costs due to additional headcount of $1.2 million and personnel costs for non-cash stock-based compensation of $0.7 million and increased other research and development costs of $1.6 million, offset by decreased chemistry, manufacturing and control, or CMC, activities of $2.9 million.

General and administrative expenses

General and administrative expenses were $13.0 million for the year ended December 31, 2022, compared to $13.7 million for the year ended December 31, 2021. The decrease of $0.7 million was primarily related to a decrease in consulting costs of $1.0 million and legal related costs of $0.7 million, offset by increased personnel costs of $0.6 million due to additional headcount as well as non-cash stock-based compensation of $0.4 million.

Other income (expense), net

Other expense was $(0.4) million for the year ended December 31, 2022, compared to other income of $0.5 million for the year ended December 31, 2021. The decrease of $0.9 million was due to an increase in net foreign exchange loss of $1.4 million and an increase in the loss on the sale of marketable securities of $0.1 million, offset by an increase in net interest income of $0.6 million.

Liquidity and Capital Resources

Sources of Liquidity

Our operations to date have been financed primarily through our IPO, the issuance of common stock through our at-the-market program and the issuance of convertible preferred shares and convertible notes. Since inception, we have had significant operating losses. On November 2, 2020, we completed our IPO in which we raised $86.3 million in net proceeds. On November 4, 2021, we filed with the SEC, and the SEC declared effective on November 12, 2021, a registration statement on

Form S-3, or the Registration Statement, which registers the offering, issuance and sale of up to $200.0 million of our common stock, preferred stock, debt securities, warrants, subscription rights and/or units of any combination thereof. Simultaneous with the filing of the Registration Statement, we entered into an Open Market Sale AgreementSM with Jefferies LLC, as sales agent, to provide for the issuance and sale of up to $50.0 million of our common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the ATM Program. During the quarter ended December 31, 2022, we sold an aggregate of 71,363 shares of our common stock under the ATM Program at a weighted average selling price of $1.62 per share. During the year ended December 31, 2022, we sold an aggregate of 390,560 shares of our common stock under the ATM Program at a weighted average selling price of $1.92 per share. We had no sales under the ATM Program during the year ended December 31, 2021.

Our net losses were $61.6 million and $51.8 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $217.7 million and $66.1 million in cash, cash equivalents and marketable securities. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(42,932)	$(52,308)
Net cash provided by (used in) investing activities	12,384	(48,048)
Net cash provided by financing activities	507	—
Net decrease in cash and cash equivalents	$(30,041)	$(100,356)

Net Cash Used in Operating Activities

Cash used in operating activities of $42.9 million during the year ended December 31, 2022 was attributable to our net loss of $61.6 million, offset by a net increase of $11.9 million in our working capital and in non-cash items of $6.8 million principally with respect to non-cash stock-based compensation, non-cash amortization of premiums and discounts on marketable securities and non-cash amortization of the right of use lease asset.

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

Net Cash Used in Investing Activities

Cash provided by investing activities of $12.4 million for the year ended December 31, 2022 was attributable to $57.5 million in proceeds from the sale of marketable securities, offset by $44.9 million for the purchase of marketable securities and $0.2 million for the purchase of property and equipment.

Cash used in investing activities of $48.0 million for the year ended December 31, 2021 was attributable to $84.2 million for the purchase of marketable securities and $0.2 million for the purchase of property and equipment, offset by $36.4 million in proceeds from the sale of marketable securities.

Net Cash Provided by Financing Activities

Cash provided by financing activities of $0.5 million for the year ended December 31, 2022 was the result of net proceeds from the issuance of our common stock.

We had no cash used in or provided by financing activities for the year ended December 31, 2021.

Funding Requirements

Any product candidates we may develop may never achieve commercialization and we anticipate that we will continue to incur losses for the foreseeable future. We expect that our research and development expenses, general and administrative expenses, and capital expenditures will continue. As a result, until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses; costs related to third-party clinical research, manufacturing and development services; costs relating to the build-out of our headquarters and other offices, our laboratories and our manufacturing facility; license payments or milestone obligations that may arise; laboratory expenses and costs for related supplies; clinical costs; manufacturing costs; legal and other regulatory expenses and general overhead costs.

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities of $66.1 million as of December 31, 2022 will be sufficient to continue funding our development activities into the second half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Volatility in equity capital markets may adversely affect the market price of our equity securities, which may materially and adversely affect our ability to fund our business through public or private sales of equity securities. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders, will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our other research and development initiatives. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•
the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates, including GB0139, GB2064, GB1211 and any other product candidates we may develop in the future;
•
the clinical development plans we establish for these product candidates;
•
the number of, and development requirements for, other product candidates that we develop;
•
the timelines of our clinical trials and the overall costs to finish the clinical trials due to geopolitical instability and conflict and economic challenges caused by the COVID-19 pandemic;
•
the outcome, timing and cost of meeting regulatory requirements established by the FDA, the European Medicines Agency, or EMA, and other comparable foreign regulatory authorities;
•
our ability to enter into contract manufacturing arrangements for supply of active pharmaceutical ingredient, or API, and manufacture of our product candidates, and the terms of such arrangements;
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

•
the extent to which we acquire or in-license other products, product candidates, or technologies;
•
the effect of competing clinical, technological and market developments;
•
the cost and timing of completion of commercial-scale outsourced manufacturing activities;
•
changes in economic conditions, including rising inflation and interest rates, lower consumer confidence and volatile equity capital markets; and
•
the costs of continuing to operate as a public company.

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

Research and Development Costs

We incur substantial expenses associated with clinical trials. Accounting for clinical trials relating to activities performed by CROs, CMOs and other external vendors requires management to exercise significant estimates in regard to the timing and accounting for these expenses. We estimate costs of research and development activities conducted by service providers, which include, the conduct of sponsored research, preclinical studies and contract manufacturing activities. The diverse nature of services being provided under CRO and other arrangements, the different compensation arrangements that exist for each type of service and the lack of timely information related to certain clinical activities complicates the estimation of accruals for services rendered by CROs, CMOs and other vendors in connection with clinical trials. We record the estimated costs of research and development activities based upon the estimated amount of services provided by the CRO, CMOs and other vendors but not yet invoiced and include these costs in the accrued and other current liabilities or prepaid expenses on the balance sheets and within research and development expense on the consolidated statements of operations. In estimating the duration of a clinical study, we evaluate the start-up, treatment and wrap-up periods, compensation arrangements and services received attributable to each clinical trial and fluctuations are regularly tested against payment plans and trial completion assumptions.

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

Stock-based Compensation

We have issued stock-based compensation awards through the granting of stock options, which generally vest over a four-year period. We account for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation, or ASC 718. In accordance with ASC 718, compensation cost is measured at estimated fair value and is recognized as compensation expense over the vesting period during which service is provided in exchange for the award.

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

The fair value of our awards in the year ended December 31, 2022 has been estimated using Black-Scholes based on the following assumptions: term of 6.0 years; volatility of 90.0%; risk-free rate of 1.7%; and no expectation of dividends. The fair value of our awards in the year ended December 31, 2021 has been estimated using Black-Scholes based on the following assumptions: term of 6.0 years; volatility of 90.5%; risk-free rate of 0.7%; and no expectation of dividends

We will continue to use judgment in evaluating the assumptions utilized for our equity-based compensation expense calculations on a prospective basis. In addition to the assumptions used in the Black-Scholes model, the amount of equity-based compensation expense we recognize in our consolidated financial statements includes stock option forfeitures as they occurred. We recognize forfeitures as they occur, and the compensation expense is reversed in the period that the forfeiture occurs.

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

We recognize tax benefits from uncertain tax positions only if (based on the technical merits of the position) it is more likely than not that the tax positions will be sustained on examination by the tax authority. The tax benefits recognized in the financial statements from such positions are measured based on the largest amount that is more than 50% likely to be realized upon ultimate settlement. We have not recorded any uncertain tax positions as of December 31, 2022 or 2021. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months. In the event we are assessed interest or penalties at some point in the future, they will be classified in the consolidated financial statements as a component of income tax expense. We have not incurred any interest or penalties.

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

Recently Adopted Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our consolidated financial statements for the years ended December 31, 2022 and 2021 for a discussion of recent accounting pronouncements.

Contractual Obligations

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

We may remain classified as an EGC until the end of the fiscal year following the fifth anniversary of the completion of our IPO, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of any year before that time, or if we have annual gross revenues of $1.235 billion or more in any fiscal year, we would cease to be an EGC as of December 31 of the applicable year. We also would cease to be an EGC if we issue more than $1.0 billion of non-convertible debt over a three-year period.

We are also a “smaller reporting company,” meaning that the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) if the market value of our shares held by non-affiliates is more than $250 million but less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

Our independent public accounting firm is EY Godkendt Revisionspartnerselskab, Copenhagen, Denmark, PCAOB Auditor ID 1757.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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
(3)
Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Amended and Restated Certificate of Incorporation of Registrant.	Form 8-K (Exhibit 3.1)	November 4, 2020	001-39655

3.2	Amended and Restated Bylaws of the Registrant.	Form 8-K (Exhibit 3.2)	November 4, 2020	001-39655

4.1	Specimen Common Stock Certificate.	Form S-1/A (Exhibit 4.1)	October 22, 2020	333-249369

4.2	Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated September 25, 2020.	Form S-1/A (Exhibit 4.2)	October 22, 2020	333-249369

4.3*	Description of Capital Stock.

10.1#	2020 Stock Option and Grant Plan.	Form S-1/A (Exhibit 10.1)	October 22, 2020	333-249369

10.2#	2020 Equity Incentive Plan, and forms of award agreements thereunder.	Form 10-K (Exhibit 10.2)	March 29, 2021	001-39655

10.3#	Senior Executive Cash Incentive Bonus Plan.	Form S-1/A (Exhibit 10.3)	October 22, 2020	333-249369

10.4#	Executive Separation Benefits Plan.	Form 8-K (Exhibit 10.1)	July 6, 2021	001-39655

10.5#	Form of Officer Indemnification Agreement between the Registrant and each of its executive officers.	Form S-1/A (Exhibit 10.4)	October 22, 2020	333-249369

10.6#	Form of Director Indemnification Agreement between the Registrant and each of its directors.	Form S-1/A (Exhibit 10.5)	October 22, 2020	333-249369

10.7#	Non-Employee Director Compensation Policy, as amended.	Form 8-K (Exhibit 10.1)	February 9, 2022	001-39655

10.8#	Service Agreement between Galecto Biotech ApS and Hans Schambye, dated April 23, 2013.	Form S-1/A (Exhibit 10.7)	October 22, 2020	333-249369

10.9#	Employment Contract between Galecto Biotech ApS and Anders H. Pedersen, dated January 23, 2013, as amended on August 24, 2017.	Form S-1/A (Exhibit 10.8)	October 22, 2020	333-249369

10.10#	Addendum to Employment Contract between Galecto Biotech ApS and Anders H. Pedersen, dated August 24, 2017.	Form S-1/A (Exhibit 10.9)	October 22, 2020	333-249369

10.11#	Employment Contract between Galecto Biotech ApS and Bertil E. Lindmark, dated November 28, 2019.	Form S-1/A (Exhibit 10.10)	October 22, 2020	333-249369

Exhibit Number	Exhibit Description	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.12#	Addendum to Employment Contract between Galecto Biotech ApS and Bertil E. Lindmark, dated January 15, 2020.	Form S-1/A (Exhibit 10.11)	October 22, 2020	333-249369

10.13#	Employment Agreement between Galecto, Inc. and Jonathan Freve, dated March 11, 2020.	Form S-1/A (Exhibit 10.12)	October 22, 2020	333-249369

10.14#	Amendment to Employment Agreement between Galecto, Inc. and Jonathan Freve, dated March 14, 2020.	Form S-1/A (Exhibit 10.13)	October 22, 2020	333-249369

10.15#	English language summary of Lease Agreement between Galecto Biotech ApS and COBIS A/S, dated April 5, 2021.	Form 10-Q (Exhibit 10.1)	August 5, 2021	001-39655

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of EY Godkendt Revisionspartnerselskab, independent registered public accounting firm.

24.1*	Power of Attorney (included on signature page to this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

# Indicates management contract or any compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Galecto, Inc.

Date: March 9, 2023	By:	/s/ Hans T. Schambye
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

Name	Title	Date

/s/ Hans T. Schambye	President, Chief Executive Officer and Director	March 9, 2023
Hans T. Schambye, M.D., Ph.D.	(Principal Executive Officer)

/s/ Jonathan Freve	Chief Financial Officer (Principal	March 9, 2023
Jonathan Freve	Financial and Accounting Officer)

/s/ Carl Goldfischer	Chairman	March 9, 2023
Carl Goldfischer, M.D.

/s/ Jayson Dallas	Director	March 9, 2023
Jayson Dallas, M.D.

/s/ Chau Q. Khuong	Director	March 9, 2023
Chau Q. Khuong

/s/ Søren Møller	Director	March 9, 2023
Søren Møller, Ph.D.

/s/ Amit D. Munshi	Director	March 9, 2023
Amit D. Munshi

/s/ Anne Prener	Director	March 9, 2023
Anne Prener, M.D., Ph.D.

/s/ David Shapiro	Director	March 9, 2023
David Shapiro, M.D.

GALECTO, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Galecto, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Galecto, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Copenhagen, Denmark

March 9, 2023

GALECTO, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$32,786	$62,563
Marketable securities	27,438	37,628
Prepaid expenses and other current assets	3,686	9,911
Total current assets	63,910	110,102
Marketable securities, non-current	5,832	9,048
Operating lease right-of-use asset	810	834
Equipment, net	357	203
Other assets, non-current	2,279	2,028
Total assets	$73,188	$122,215
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,350	$1,531
Accrued expenses and other current liabilities	7,757	3,013
Total current liabilities	11,107	4,544
Operating lease liabilities, non-current	328	448
Total liabilities	11,435	4,992
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized at December 31, 2022 and 2021; no shares issued or outstanding as of December 31, 2022 and 2021	—	—
Common stock, par value of $0.00001 per share; 300,000,000 shares authorized at December 31, 2022 and 2021; 25,652,392 and 25,261,832 shares issued and outstanding at December 31, 2022 and 2021, respectively	—	—
Additional paid-in capital	279,733	273,655
Accumulated deficit	(217,736)	(156,112)
Accumulated other comprehensive loss	(244)	(320)
Total stockholders’ equity	61,753	117,223
Total liabilities and stockholders’ equity	$73,188	$122,215

See accompanying notes to the consolidated financial statements.

Galecto, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Operating expenses
Research and development	$48,206	$38,488
General and administrative	13,001	13,739
Total operating expenses	61,207	52,227
Loss from operations	(61,207)	(52,227)
Other income (expense), net
Interest income, net	722	156
Loss on sale of marketable securities	(70)	—
Foreign exchange transaction gain (loss), net	(1,069)	319
Total other income (expense), net	(417)	475
Net loss	(61,624)	(51,752)
Net loss per common share, basic and diluted	$(2.43)	$(2.05)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	25,409,123	25,261,832
Other comprehensive gain (loss), net of tax
Currency translation gain (loss)	$265	$(917)
Unrealized loss on marketable securities	(259)	(77)
Reclassification adjustment for loss included in net income	70	—
Other comprehensive gain (loss), net of tax	76	(994)
Total comprehensive loss	$(61,548)	$(52,746)

See accompanying notes to the consolidated financial statements.

Galecto, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2020	25,261,832	$—	$269,175	$(104,360)	$674	$165,489
Stock-based compensation expense	—	—	4,480	—	—	4,480
Other comprehensive loss, net	—	—	—	—	(994)	(994)
Net loss	—	—	—	(51,752)	—	(51,752)
Balance at December 31, 2021	25,261,832	—	273,655	(156,112)	(320)	117,223
Stock-based compensation expense	—	—	5,571	—	—	5,571
Issuance of common stock; net of issuance costs of $0.2 million	390,560	—	507	—	—	507
Other comprehensive gain, net	—	—	—	—	76	76
Net loss	—	—	—	(61,624)	—	(61,624)
Balance at December 31, 2022	25,652,392	$—	$279,733	$(217,736)	$(244)	$61,753

See accompanying notes to the consolidated financial statements.

Galecto, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(61,624)	$(51,752)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation of equipment	42	20
Stock-based compensation	5,571	4,480
Amortization of premiums and discounts on marketable securities	566	1,072
Net loss on sale of marketable securities	70	—
Amortization of right of use lease asset	448	421
Accretion of lease liability	58	75
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,232	(4,199)
Other assets, non-current	(257)	(866)
Accounts payable	1,819	(1,320)
Accrued expenses and other current liabilities	4,666	274
Operating lease liabilities	(523)	(513)
Net cash used in operating activities	(42,932)	(52,308)
Cash flows from investing activities
Purchases of marketable securities	(44,865)	(84,209)
Proceeds from sale of marketable securities	57,445	36,384
Purchases of property and equipment	(196)	(223)
Net cash provided by (used in) investing activities	12,384	(48,048)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	507	—
Net cash provided by financing activities	507	—
Net decrease in cash and cash equivalents	(30,041)	(100,356)
Effect of exchange rate changes on cash and cash equivalents	264	(917)
Cash and cash equivalents, beginning of year	62,563	163,836
Cash and cash equivalents, end of year	$32,786	$62,563
Supplemental disclosures of cash flow information:
Cash paid for taxes	$—	$—
Supplemental disclosures of noncash activities:
Operating lease liability arising from obtaining right-of-use assets	$488	$411

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

As of December 31, 2022, the Company’s wholly owned subsidiaries were PharmAkea, Inc. or PharmAkea, Galecto Securities Corporation and Galecto Biotech AB, a Swedish company. Galecto Biotech ApS, a Danish operating company, is a wholly-owned subsidiary of Galecto Biotech AB.

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

As of December 31, 2022, the Company had an accumulated deficit of $217.7 million, from recurring losses since inception in 2011. The Company has incurred recurring losses and has not generated revenue as no products have obtained the necessary regulatory approval in order to market products. The Company expects to continue to incur losses as a result of costs and expenses related to the Company’s clinical development and corporate general and administrative activities. The Company had negative cash flows from operating activities during the years ended December 31, 2022 and 2021 of $42.9 million and $52.3 million, respectively, and current projections indicate that the Company will have continued negative cash flows for the foreseeable future as it continues to develop its product candidates. Net losses incurred for the years ended December 31, 2022 and 2021 amounted to $61.6 million and $51.8 million, respectively.

At December 31, 2022, the Company’s cash, cash equivalents and marketable securities amounted to $66.1 million, current assets amounted to $63.9 million and current liabilities amounted to $11.1 million. At December 31, 2021, the Company’s cash, cash equivalents and marketable securities amounted to $109.2 million, current assets amounted to $110.1 million and current liabilities amounted to $4.5 million.

In the future, the Company will consider the following ways to fund its operations including: (1) raising additional capital through equity and/or debt financings; (2) new commercial relationships to help fund future clinical trial costs (i.e. licensing and partnerships); (3) reducing spending on one or more research and development programs by discontinuing development; and/or (4) restructuring operations to change its overhead structure. Volatility in equity capital markets may adversely affect the market price of the Company’s shares of common stock, which may materially and adversely affect the Company’s ability to fund its business through public or private sales of equity securities. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of its product candidates, key developments and regulatory events.

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

Principles of consolidation

The Company’s consolidated financial statements for 2022 and 2021 include Galecto, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value and may include money market funds, U.S. Treasury and U.S. government-sponsored agency securities, corporate debt, commercial paper and certificates of deposit. The Company had money market funds of $16.4 and $49.6 million as of December 31, 2022 and 2021, respectively, which are included in cash and cash equivalents and reported at fair value (Note 4).

Concentrations of credit risk and off-balance sheet risk

Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. Substantially all of the Company’s cash is held at financial institutions that management believes to be of high-credit quality. The Company maintains its cash in bank deposit and checking accounts that at times exceed insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

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

Impairment of long-lived assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If the undiscounted cash flows are insufficient to recover the carrying value, an impairment loss is recorded for the difference between the carrying value and fair value of the asset. Through December 31, 2022, no such impairment has occurred.

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

The Company has met the requirements to receive a tax credit in Denmark for losses resulting from research and development costs of up to $3.6 million and $3.8 million for the years ended December 31, 2022 and 2021, respectively. The tax credit is reported as a reduction to research and development expense in the consolidated statements of operations. For the years ended December 31, 2022 and 2021, research and development expenses include refundable tax credits of $0.8 million and $0.9 million, respectively.

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

The Company has identified the United States, Denmark and United Kingdom as its major tax jurisdictions. Refer to Note 11 for further details.

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

For the years ended December 31, 2022 and 2021, both methods are equivalent. Basic and diluted net loss per share is described further in Note 12.

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

Recently adopted accounting standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The ASU 2016-13 guidance became effective as of January 1, 2020, and must be adopted using a modified retrospective approach, with certain exceptions. This guidance is effective for public business entities that meet the definition of a SEC, excluding eligible smaller reporting companies for fiscal years beginning after December 15, 2019. For all other entities, including emerging growth companies, it is effective for fiscal years beginning after December 15, 2022. The adoption of ASU No. 2016-13 during the year ended December 31, 2022 did not have a material impact on the financial statements.

Recently issued accounting standards

The Company periodically reviews new accounting standards that are issued and has not identified any new standards that it believes merit further discussion or would have a significant impact on its financial statements.

3. INVESTMENTS IN MARKETABLE SECURITIES

Cash in excess of the Company’s immediate requirements is invested in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

A summary of the Company’s available-for-sale investments as of December 31, 2022 and 2021 consisted of the following (in thousands):

	At December 31, 2022
	Amortized	Gross Unrealized	Gross Unrealized	Fair
Marketable securities:	Cost	Gains	Losses	Value
Corporate bonds	$27,573	$—	$(135)	$27,438
Total	$27,573	$—	$(135)	$27,438
Marketable securities, non-current:
Corporate bonds	$5,963	$—	$(131)	$5,832
Total	$5,963	$—	$(131)	$5,832

	At December 31, 2021
	Amortized	Gross Unrealized	Gross Unrealized	Fair
Marketable securities:	Cost	Gains	Losses	Value
Corporate bonds	$37,671	$—	$(43)	$37,628
Total	$37,671	$—	$(43)	$37,628
Marketable securities, non-current:
Corporate bonds	$9,082	$—	$(34)	$9,048
Total	$9,082	$—	$(34)	$9,048

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

A summary of the assets that are measured at fair value as of December 31, 2022 and 2021 is as follows (in thousands):

	Fair Value Measurement at December 31, 2022
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$16,445	$16,445	$—	$—
Debt securities	33,270	—	33,270	—
Total	$49,715	$16,445	$33,270	$—

	Fair Value Measurement at December 31, 2021
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$49,626	$49,626	$—	$—
Debt securities	46,676	—	46,676	—
Total	$96,302	$49,626	$46,676	$—
(1)
Money market funds with maturities of 90 days or less at the date of purchase are included within cash and cash equivalents in the accompanying consolidated balance sheets and are recognized at fair value.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2022	2021
Contract research and development costs	$1,450	$5,569
Prepaid insurance costs	805	1,728
Research and development tax credit receivable	792	1,682
Value-added tax refund receivable	587	598
Other	52	334
Total prepaid expenses and other current assets	$3,686	$9,911

6. LEASES

The Company has the following operating leases:

Location	Primary Use	Lease Expiration Date	Renewal Option
Copenhagen, Denmark	Corporate headquarters	January 2025	None
London, United Kingdom	Office space	February 2024	None
Gothenburg, Sweden	Office space	May 2023	None
Stevenage, United Kingdom	Laboratory space	August 2025	None

The Company has no finance leases and has elected to apply the short-term lease exception to all leases of one year or less. Rent expense for years ended December 31, 2022 and 2021 was $0.5 million for both periods.

Quantitative information regarding the Company’s leases for the years ended December 31, 2022 and 2021 is as follows (in thousands):

	Year Ended December 31,
Lease Cost:	2022	2021
Operating lease cost	$506	$496

Other Information:
Operating cash flows paid for amounts included in the measurement of lease liabilities	$523	$513
Operating lease liabilities arising from obtaining right-of-use assets	$488	$411

As of December 31, 2022 and 2021, the weighted average remaining lease term for operating leases was 1.8 years and 2.4 years, respectively.

As of December 31, 2022 and 2021, the weighted average discount rate for operating leases was 8% for both periods.

Operating lease liabilities are as follows at December 31, 2022 (in thousands):

Operating Leases
2023	$523
2024	293
2025	51
2026	—
2027	—
Total lease payments	867
Less: imputed interest	(63)
Total lease liabilities	$804

7. PROPERTY AND EQUIPMENT, NET

Equipment as of December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Equipment	$419	$223
Less: accumulated depreciation	(62)	(20)
Equipment, net	$357	$203

Depreciation expense for the years ended December 31, 2022 and 2021 was $42,000 and $20,000, respectively.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Contract research and development costs	$6,145	$1,575
Employee compensation costs	597	601
Lease liabilities, current	476	399
Other current liabilities	539	438
Total accrued expenses and other current liabilities	$7,757	$3,013

9. COMMITMENTS AND CONTINGENCIES

Lease commitments

The Company’s commitments related to lease agreements are disclosed in Note 6.

Legal proceedings

From time to time, the Company may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the years ended December 31, 2022 and 2021, and, to its knowledge, no material legal proceedings are currently pending or threatened.

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

In October 2020, the Company's Board of Directors and stockholders approved the 2020 Equity Incentive Plan (“2020 Equity Plan”). Following the adoption of the 2020 Equity Plan, no further options are available to be issued under the 2020 Plan. Stock options granted under the 2020 Equity Plan generally vest over a four-year period and expire ten years from the grant date. The 2020 Equity Plan will cumulatively increase by 5 percent of the number of shares of common stock issued and outstanding on January 1st each year until 2030. At December 31, 2022, the Company had 884,566 options available for future grant under the 2020 Equity Plan.

The following table sets forth the activity for the Company’s stock options during the periods presented:

	Number of Options	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2020	2,538,411	$4.67	8.8	20,009,769
Granted	1,631,000	9.49	—	8,160
Cancelled	(170,683)	7.63	—	—
Outstanding at December 31, 2021	3,998,728	6.51	8.3	$1,357,655
Granted	1,827,750	2.98	—	111,013
Cancelled	(47,593)	2.73	—	—
Outstanding at December 31, 2022	5,778,885	$5.43	7.9	$—
Vested and expected to vest at December 31, 2022	5,474,743	$5.43	8.3	$—
Vested and exercisable at December 31, 2022	2,667,144	$5.65	7.1	$—

The weighted-average grant date fair value of all stock options granted during the year ended December 31, 2022 was $2.22. The intrinsic value at December 31, 2022 and 2021 is based on the closing price of the Company’s common stock on that date of $1.15 and $3.03 per share, respectively.

Stock-based compensation

The grant date fair value of stock options vested during the years ended December 31, 2022 and 2021 was $6.8 million and $2.6 million, respectively. Total unrecognized compensation expense related to unvested options granted under the Company’s stock-based compensation plan was $10.9 million at December 31, 2022, which is expected to be recognized over a weighted average period of 2.2 years. The Company recorded stock-based compensation expense related to the issuance of stock as follows (in thousands):

	For the Year Ended December 31,
	2022	2021
Research and development	$2,618	$1,903
General and administrative	2,953	2,577
Total Stock-based compensation	$5,571	$4,480

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

	2022	2021
Risk-free interest rate	1.7%	0.7%
Expected term (in years)	6.0	6.0
Expected volatility	90.0%	90.5%
Expected dividend yield	0%	0%

11. INCOME TAXES

The Company had no income tax expense or benefit for the years ended December 31, 2022 and 2021. The Company has incurred net operating losses for all the periods presented. The Company has not reflected the benefit of any such net operating loss carryforwards in the accompanying financial statements. In 2019 the domicile of the reporting entity has changed from Denmark to the United States resulting in a tax rate of 21% in 2022 and 2021. This is discussed further below.

The components of net loss are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Domestic	$(10,163)	$(11,252)
Foreign	(51,461)	(40,500)
Total	$(61,624)	$(51,752)

Reconciliation of effective tax rate

The effective tax rate for the years ended December 31, 2022 and 2021 is different from the statutory rate primarily due to the valuation allowance against deferred tax assets as a result of insufficient sources of income. The reconciliation of the statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021
Income tax benefit at the statutory rate	21.0%	21.0%
Orphan Drug Credit	6.6	5.7
Permanent differences	2.5	3.5
State income taxes	1.1	1.3
Foreign rate differential	0.8	0.8
Change in valuation allowance	(32.0)	(32.3)
Total	—%	—%

Deferred taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
Deferred tax assets:	2022	2021
Net operating loss carryforwards	$43,716	$31,022
Orphan drug credit	8,036	3,948
U.S. research and development credits	1,191	1,191
Bonus compensation	544	274
Total deferred tax assets	$53,487	$36,435
Valuation allowance	(53,472)	(36,435)
Net deferred tax assets	15	—

Deferred tax liabilities:
Fixed assets	(15)	—
Total deferred tax liabilities	(15)	—
Net noncurrent deferred tax asset(liability)	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The Company regularly assesses the likelihood that the deferred tax assets will be recovered from future taxable income. The Company considers projected future taxable income and ongoing tax planning strategies, then records a valuation allowance to reduce the carrying value of the net deferred taxes to an amount that is more-likely-than-not able to be realized. Based upon the Company’s assessment of all available evidence, including the previous three years of taxable income and loss after permanent items, estimates of future profitability, and the Company’s overall prospects of future business, the Company determined that it is more-likely-than-not that the Company will not be able to realize a portion of the deferred tax assets in the future. The Company will continue to assess the potential realization of deferred tax assets on an annual basis, or an interim basis if circumstances warrant. If the Company’s actual results and updated projections vary significantly from the projections used as a basis for this determination, the Company may need to change the valuation allowance against the gross deferred tax assets. On the basis of this evaluation, a full valuation allowance at December 31, 2022 and December 31, 2021 was recorded of $53.5 million and $36.4 million, respectively, to reduce the net deferred tax assets to their estimated realizable value. The change in valuation allowance was $17.0 million.

The Company is subject to taxation in the United States, United Kingdom and Denmark. As of December 31, 2022, tax years 2019 and forward were generally open to examination by the Danish tax authorities and tax year 2021 and forward was open to examination by the United States tax authorities. The Company is not under examination by any taxing authorities.

As of December 31, 2022, the Company had gross U.S. federal net operating losses, or NOLs, of $30.7 million and federal research and development credits, or R&D credits, of $1.2 million and Orphan Drug Credit, or ODC, of $8.0 million to offset tax liabilities. The federal R&D credit and ODC carryforwards begin to expire in 2033 and 2042, respectively. All of the federal NOLs have an infinite life. The Company also had gross state NOLs of $26.8 million, which are available to offset state tax liabilities. The state NOLs begin to expire in 2040. The Company also had NOLs in Denmark of $161.7 million which have an indefinite life. Federal and state NOLs and R&D credit and ODC carryforwards are also subject to annual limitations in the event that cumulative changes in the ownership interests of significant stockholders exceed 50% over a three-year period, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986. The Company has not completed an analysis to determine if the NOLs and R&D credits are limited due to a change in ownership.

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

12. NET LOSS PER SHARE

Basic and diluted net loss per share is calculated as follows (in thousands except share and per share amounts):

	Year Ended December 31,
	2022	2021
Net loss	$(61,624)	$(51,752)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	25,409,123	25,261,832
Net loss per common share, basic and diluted	$(2.43)	$(2.05)

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	Year Ended December 31,
	2022	2021
Stock options to purchase common stock	5,778,885	3,998,728

13. DEFINED CONTRIBUTION PLAN

The Company has a 401(k)-defined contribution plan (the “401(k) Plan”) for its U.S. based employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits. At the discretion of its Board, the Company may elect to match employee contributions. For the years ended December 31, 2022 and 2021, the Company paid a match of up to 6%, up to the maximum permitted by the Internal Revenue Code, which amounted to $0.1 million during both periods and is expensed as personnel costs when incurred.

14. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2022 and 2021, the Company had no material related party transactions.

15. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date on which the consolidated financial statements were issued. The Company has concluded that no subsequent events have occurred that require disclosure to the consolidated financial statements.