Form 10-Q
period 2023-03-31
Galecto, Inc.
filed 2023-04-28
CIK 1800315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 26, 2023, the registrant had 25,673,474 shares of common stock, $0.00001 par value per share, outstanding.

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

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, the reasons described elsewhere in this Quarterly Report on Form 10-Q and those set forth in Part I, Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current view with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, industry, and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GALECTO, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2023	2022
Assets	(unaudited)
Current assets
Cash and cash equivalents	$25,068	$32,786
Marketable securities	28,179	27,438
Prepaid expenses and other current assets	3,881	3,686
Total current assets	57,128	63,910
Marketable securities, non-current	3,964	5,832
Operating lease right-of-use asset	704	810
Equipment, net	345	357
Other assets, non-current	2,489	2,279
Total assets	$64,630	$73,188
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,550	$3,350
Accrued expenses and other current liabilities	10,513	7,757
Total current liabilities	14,063	11,107
Operating lease liabilities, non-current	234	328
Total liabilities	14,297	11,435
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized at March 31, 2023 and December 31, 2022; no shares issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, par value of $0.00001 per share; 300,000,000 shares authorized at March 31, 2023 and December 31, 2022; 25,673,474 and 25,652,392 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	281,190	279,733
Accumulated deficit	(230,730)	(217,736)
Accumulated other comprehensive loss	(127)	(244)
Total stockholders’ equity	50,333	61,753
Total liabilities and stockholders' equity	$64,630	$73,188

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Galecto, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses
Research and development	$10,362	$13,235
General and administrative	3,130	3,704
Total operating expenses	13,492	16,939
Loss from operations	(13,492)	(16,939)
Other income (expense), net
Interest income, net	434	61
Foreign exchange transaction gain (loss), net	64	(60)
Total other income, net	498	1
Net loss	$(12,994)	$(16,938)
Net loss per common share, basic and diluted	$(0.51)	$(0.67)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	25,672,902	25,261,832
Other comprehensive loss, net of tax
Currency translation gain (loss)	25	(170)
Unrealized gain (loss) on marketable securities	92	(205)
Other comprehensive gain (loss), net of tax	117	(375)
Total comprehensive loss	$(12,877)	$(17,313)

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Galecto, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

For the Three Months Ended	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
March 31, 2023	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2022	25,652,392	$—	$279,733	$(217,736)	$(244)	$61,753
Stock-based compensation expense	—	—	1,434	—	—	1,434
Issuance of common stock; net of issuance costs	21,082	—	23	—	—	23
Other comprehensive gain, net	—	—	—	—	117	117
Net loss	—	—	—	(12,994)	—	(12,994)
Balance at March 31, 2023	25,673,474	$—	$281,190	$(230,730)	$(127)	$50,333

For the Three Months Ended	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
March 31, 2022	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2021	25,261,832	$—	$273,655	$(156,112)	$(320)	$117,223
Stock-based compensation expense	—	—	1,404	—	—	1,404
Other comprehensive loss, net	—	—	—	—	(375)	(375)
Net loss	—	—	—	(16,938)	—	(16,938)
Balance at March 31, 2022	25,261,832	$—	$275,059	$(173,050)	$(695)	$101,314

See accompanying notes to the unaudited interim condensed consolidated financial statements.

GALECTO, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(12,994)	$(16,938)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	18	8
Stock-based compensation	1,434	1,404
Amortization of premiums and discounts on marketable securities	(154)	264
Amortization of right of use lease asset	121	110
Accretion of lease liability	16	16
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(194)	6,478
Other assets, noncurrent	(212)	(770)
Accounts payable	200	1,684
Accrued expenses and other current liabilities	2,779	1,061
Operating lease liabilities	(148)	(114)
Net cash used in operating activities	(9,134)	(6,797)
Cash flows from investing activities:
Purchases of marketable securities	(12,751)	(26,385)
Proceeds from sale of marketable securities	14,125	16,221
Purchases of property and equipment	—	(43)
Net cash provided by (used in) investing activities	1,374	(10,207)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	23	—
Net cash provided by financing activities	23	—
Net decrease in cash, cash equivalents and restricted cash	(7,737)	(17,004)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	19	(171)
Cash, cash equivalents and restricted cash, beginning of period	32,786	62,563
Cash, cash equivalents and restricted cash, end of period	$25,068	$45,388
Supplemental disclosures of cash flow information:
Cash paid for taxes	$—	$—
Supplemental disclosures of noncash activities:
Operating lease liabilities arising from obtaining right-of-use assets	$—	$—

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

As of March 31, 2023, the Company’s wholly owned subsidiaries were PharmAkea, Inc. or PharmAkea, Galecto Securities Corporation, and Galecto Biotech AB, a Swedish company. Galecto Biotech ApS, a Danish operating company, is a wholly-owned subsidiary of Galecto Biotech AB.

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

As of March 31, 2023, the Company had an accumulated deficit of $230.7 million, from recurring losses since inception in 2011. The Company has incurred recurring losses and has no sales as none of its product candidates have obtained the necessary regulatory approval for commercialization and to be marketed as approved products. The Company expects to continue to incur losses as a result of costs and expenses related to the Company’s clinical development and corporate general and administrative activities. The Company had negative cash flows from operating activities during the three months ended March 31, 2023 and 2022 of $9.1 million and $6.8 million, respectively, and current projections indicate that the Company will have continued negative cash flows for the foreseeable future as it continues to develop its product candidates. Net losses incurred for the three months ended March 31, 2023 and 2022 were $13.0 million and $16.9 million, respectively.

At March 31, 2023, the Company’s cash, cash equivalents and marketable securities amounted to $57.2 million and current assets amounted to $57.1 million and current liabilities amounted to $14.1 million. At December 31, 2022, the Company’s cash, cash equivalents and marketable securities amounted to $66.1 million, current assets amounted to $63.9 million and current liabilities amounted to $11.1 million.

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

The accompanying interim condensed consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022, and related interim information contained within the notes to the interim condensed consolidated financial statements, are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of March 31, 2023, results of operations, statement of stockholders’ equity for the three months ended March 31, 2023 and 2022 and its cash flows for the three months ended March 31, 2023 and 2022. All intercompany balances and transactions have been eliminated. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on March 9, 2023 ("2022 Consolidated Financial Statements"). The results for the three months ended March 31, 2023 are not necessarily indicative of the results expected for the full fiscal year or any interim period.

For the three months ended March 31, 2023, there have been no changes to the significant accounting policies as disclosed in Note 2 to the 2022 Consolidated Financial Statements.

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

A summary of the Company’s available-for-sale investments as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	At March 31, 2023
	Amortized	Gross Unrealized	Gross Unrealized	Fair
Marketable securities:	Cost	Gains	Losses	Value
Corporate bonds	$28,269	$—	$(90)	$28,179
Total	$28,269	$—	$(90)	$28,179
Marketable securities, noncurrent:
Corporate bonds	$4,047	$—	$(83)	$3,964
Total	$4,047	$—	$(83)	$3,964

	At December 31, 2022
	Amortized	Gross Unrealized	Gross Unrealized	Fair
Marketable securities:	Cost	Gains	Losses	Value
Corporate bonds	$27,573	$—	$(135)	$27,438
Total	$27,573	$—	$(135)	$27,438
Marketable securities, noncurrent:
Corporate bonds	$5,963	$—	$(131)	$5,832
Total	$5,963	$—	$(131)	$5,832

4. PROPERTY AND EQUIPMENT, NET

Property and equipment as of March 31, 2023 consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Equipment	$425	$419
Less: accumulated depreciation	(80)	(62)
Equipment, net	$345	$357

Depreciation expense for the three months ended March 31, 2023 and 2022 was $18,000 and $8,000, respectively.

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

A summary of the assets that are measured at fair value as of March 31, 2023 and December 31, 2022 is as follows (in thousands):

	Fair Value Measurement at March 31, 2023
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$17,017	$17,017	$—	$—
Debt securities	32,143	—	32,143	—
Total	$49,160	$17,017	$32,143	$—

	Fair Value Measurement at December 31, 2022
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$16,445	16,445	—	—
Debt securities	33,270	—	33,270	—
Total	$49,715	$16,445	$33,270	$—
(1)
Money market funds with maturities of 90 days or less at the date of purchase are included within cash and cash equivalents in the accompanying condensed consolidated balance sheets and are recognized at fair value.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Contract research and development costs	$1,938	$1,450
Research and development tax credit receivable	804	792
Prepaid insurance costs	560	805
Value-added tax refund receivable	418	587
Other	161	52
Total prepaid expenses and other current assets	$3,881	$3,686

7. LEASES

The Company has the following operating leases:

Location	Primary Use	Lease Expiration Date	Renewal Option
Copenhagen, Denmark	Corporate headquarters	January 2025	None
London, United Kingdom	Office space	February 2024	None
Gothenburg, Sweden	Office space	May 2023	None
Stevenage, United Kingdom	Laboratory space	August 2025	None

The Company has no finance leases and has elected to apply the short-term lease exception to all leases of one year or less. Rent expense for the three months ended March 31, 2023 and 2022 was $0.1 million during both periods.

Quantitative information regarding the Company’s leases for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
Lease Cost	2023	2022
Operating lease cost (in thousands)	$137	$126
Other Information
Operating cash flows paid for amounts included in the measurement of lease liabilities (in thousands)	$148	$114
Operating lease liabilities arising from obtaining right-of-use assets (in thousands)	$—	$—

As of March 31, 2023 and December 31, 2022, the weighted average remaining lease term for operating leases was 1.6 years and 1.8 years, respectively.

As of March 31, 2023 and December 31, 2022, the weighted average discount rate for operating leases was 8% for both periods.

Operating lease liabilities at March 31, 2023 are as follows (in thousands):

Operating
Future Lease Payments	Leases
2023 (excluding the period ended March 31, 2023)	$384
2024	299
2025	52
2026	—
2027	—
Total lease payments	735
Less: imputed interest	(49)
Total lease liabilities	$686

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Contract research and development costs	$8,394	$6,145
Employee compensation costs	1,121	597
Operating lease liabilities, current	452	476
Other liabilities	546	539
Total accrued expenses and other current liabilities	$10,513	$7,757

9. COMMITMENTS AND CONTINGENCIES

During the period ended March 31, 2023, there were no material changes to the Company’s commitments and contingencies as disclosed in Note 9 of the 2022 Consolidated Financial Statements. Further, the Company’s commitments related to lease agreements are disclosed in Note 7 to the Company’s unaudited interim condensed consolidated financial statements.

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

In October 2020, the Company's Board of Directors and stockholders approved the 2020 Equity Incentive Plan (“2020 Equity Plan”). Following the adoption of the 2020 Equity Plan, no further options are available to be issued under the 2020 Plan. Stock options granted under the 2020 Equity Plan generally vest over a four-year period and expire ten years from the grant date. The shares available for grant under the 2020 Equity Plan will cumulatively increase by 5 percent of the number of shares of common stock issued and outstanding on January 1st each year. At March 31, 2023, the Company had 395,602 shares available for future grant under the 2020 Equity Plan.

The following table sets forth the activity for the Company’s stock options during the three months ended March 31, 2023:

	Number of Options	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2022	5,778,885	$5.43	7.9	$—
Granted	1,797,350	1.22	—	425,460
Cancelled	(25,766)	2.40	—	11,445
Outstanding at March 31, 2023	7,550,469	$4.44	8.2	$1,430,221
Vested and expected to vest at March 31, 2023	7,246,327	$4.40	8.4	$1,430,221
Vested and exercisable at March 31, 2023	3,356,935	$5.36	7.2	$44,205

The weighted-average grant date fair value of all stock options granted for the three months ended March 31, 2023 was $0.94. The intrinsic value at March 31, 2023 and December 31, 2022 was based on the closing price of the Company’s common stock on that date of $1.99 and $1.15 per share, respectively.

In November 2022, the Company's Board of Directors approved the 2022 Inducement Plan (the “Inducement Plan”), which allows for the grant of equity awards to be made to a new employee where the equity award is a material inducement to an employee entering into employment with the Company. The Inducement Plan was adopted by the Company's Board of Directors without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4). A total of 250,000 shares of the Company's common stock have been reserved for issuance under the Inducement Plan. As of March 31, 2023, no shares have been issued under the Inducement Plan.

Stock-based compensation

The grant date fair value of stock options vested during the three months ended March 31, 2023 and 2022 was $2.2 million and $3.0 million, respectively. Total unrecognized compensation expense related to unvested options granted under the Company’s stock-based compensation plan was $11.1 million at March 31, 2023, which is expected to be recognized over a weighted average period of 2.2 years. The Company recorded stock-based compensation expense related to the issuance of stock as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$684	$653
General and administrative	750	751
Total stock-based compensation	$1,434	$1,404

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

The fair values of the options granted were estimated using the following assumptions:

	Three Months Ended
	March 31,
	2023	2022
Risk-free interest rate	3.8%	1.5%
Expected term (in years)	6.1	6.1
Expected volatility	90.7%	90.2%
Expected dividend yield	—	—

11. NET LOSS PER SHARE

Basic and diluted net loss per share is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Net loss	$(12,994)	$(16,938)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	25,672,902	25,261,832
Net loss per common share, basic and diluted	$(0.51)	$(0.67)

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Stock options to purchase common stock	7,550,469	5,647,478

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto for the year ended December 31, 2022, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the United States Securities and Exchange Commission, or the SEC, on March 9, 2023. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in other SEC filings.

Overview

We are a clinical-stage biotechnology company developing novel small molecule therapeutics that are designed to target the biological processes that lie at the heart of cancer and fibrotic diseases. Our strategy is to focus on diseases without disease-modifying treatment options and where there is a high unmet medical need. We are concentrating on the development of a new class of medicines: small molecule inhibitors of galectin-3 and lysyl oxidase-like 2, or LOXL2, that target underlying biology for the treatment of multi-factorial diseases like cancer and fibrotic diseases. Galectin proteins, and especially galectin-3, are highly expressed in many cancers, where they promote cancer progression, and fibrotic diseases, where they reduce organ function. The collagen cross-linking enzyme LOXL2 builds the backbone of fibrotic tissue by cross-linking collagen and elastin molecules and has been linked to cancer growth, metastasis and fibrosis. Our product candidates are designed to modulate multiple disease pathways simultaneously by inhibiting the master drivers of the cancer and fibrotic cascades. We believe our galectin and LOXL2 product candidates are distinct from the current generation of anti-cancer and anti-fibrotic agents and have the potential to significantly improve patient outcomes for these complex diseases. We recently completed a Phase 1b/2a clinical trial in patients with decompensated liver cirrhosis, and we currently have three other ongoing Phase 2 clinical trials.

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

We are currently conducting the GALACTIC-1 trial, a 52-week randomized, double-blind, multicenter, parallel, placebo-controlled Phase 2b trial investigating the safety and efficacy of GB0139 in patients with IPF. The primary endpoint of the trial is to assess the annual rate of decline in forced vital capacity, or FVC, over 52 weeks, which is the regulatory endpoint identified for IPF therapy approval. Reduction in the decline of FVC is the endpoint that was accepted by the FDA for the approval of both nintedanib, marketed as Ofev® by Boehringer Ingelheim, and pirfenidone, marketed as Esbriet® by Roche/Genentech, which are the only current therapeutic treatments for IPF. We have completed enrollment of 144 patients and we expect topline results to be available in August 2023.

GB1211 (Liver Cirrhosis and Oncology Indications) – GULLIVER-2, GALLANT-1 and Providece Investigator-Initiated Trials

GB1211 is a selective oral small molecule inhibitor of galectin-3 and is chemically distinct from GB0139. We believe GB1211 has the potential to treat multiple types of fibrosis and oncology indications. GB1211 demonstrated antifibrotic and anticancer activity in multiple preclinical models and was evaluated in a Phase 1 trial in 78 healthy volunteers. In the Phase 1 trial, GB1211 was well-tolerated and showed dose-dependent pharmacokinetics.

Within the field of fibrotic diseases, our initial target indication for GB1211 is liver cirrhosis, a severe, progressive disease that ultimately leads to liver failure and for which there are limited treatment options and no FDA-approved disease modifying therapeutics available. During the fourth quarter of 2022, at the American Association for the Study of Liver Diseases' (AASLD) The Liver Meeting® 2022, we announced topline results from our Phase 1b/2a GULLIVER-2 trial in patients with decompensated liver cirrhosis showing statistically significant reductions in ALT (p<0.0005), AST (p<0.005) and GGT (p<0.05), with encouraging reductions for ALP (p<0.09), after 12 weeks of treatment. These findings suggest that GB1211 provided liver cell protection and improved liver status, further supporting clinical development in severe liver disease. The consistency of the reductions in liver enzymes shown in this severe form of liver cirrhosis, the progressive improvement we observed over 12 weeks and the favorable safety profile observed in the GULLIVER-2 trial lead us to believe that a broader study in patients with compensated and/or decompensated cirrhosis could show broader clinical activity, providing a potential regulatory path to approval as the first FDA-approved therapy in liver cirrhosis. Our next step in the development of GB1211 for the treatment of liver cirrhosis and other liver diseases is to conduct a Phase 2b trial, subject to obtaining additional financing or collaborating with a third party.

GB1211 is also being studied in oncology. Many tumors overexpress galectin-3, which mechanistically is linked to several cancer promoting mechanisms, including those linked to programmed cell death receptor 1 (PD-1) or its ligand, PD-L1 resistance and chemotherapy resistance, and may ultimately lead to worse clinical outcomes. Galectin-3 inhibition has the potential to both directly reduce tumor growth as well as increase the immune mediated eradication of tumors and is believed to increase T-cell recruitment and activation in the tumor microenvironment. In an animal model, we observed that oral administration of our galectin-3 inhibitors reduced human and mouse lung adenocarcinoma growth and blocked metastasis. Treatment with one of our galectin-3 inhibitors also potentiated the activity of a PD-L1 immune checkpoint inhibitor. The mechanisms at work include checkpoint inhibitor-type mechanisms (inhibition of TGF-β signaling, LAG-3, T-cell receptor, interferon gamma) and mechanisms potentially enhancing PD-1/PD-L1 activity, as evidenced by preclinical data that we presented at the 2022 American Society of Clinical Oncology Annual Meeting showing that GB1211 reversed a galectin-3 induced blockage of the checkpoint inhibitors atezolizumab and pembrolizumab and exhibited synergistic activity with these checkpoint inhibitors. Furthermore, in the clinic, a retrospective study showed that patients with high tumor staining for galectin-3 were resistant to treatment with pembrolizumab, an anti-PD-1 antibody approved for the treatment of NSCLC, and, by contrast, patients with low galectin-3 had a good response to pembrolizumab and a reduction in tumor volume. Thus, galectin-3 could be a biomarker for anti-PD-1/PD-L1 resistance and, therefore, also be a marker for patients who may benefit from galectin-3 inhibition, which could enable a biomarker-based therapy. We believe the emerging data of galectin-3 as a checkpoint inhibitor resistance mechanism supports a key role for our oral galectin-3 inhibitor candidates in cancer therapy.

Our initial target indication for GB1211 in oncology is non-small cell lung cancer, or NSCLC, a cancer indication with high unmet medical need. In the fourth quarter of 2021, we announced that we had entered into a clinical trial supply agreement with F. Hoffmann-La Roche Ltd, or Roche, for our Phase 2a trial of GB1211 in combination with atezolizumab, marketed by Roche as Tecentriq®, a PD-L1 checkpoint inhibitor for the first-line treatment of NSCLC, which we refer to as the GALLANT-1 trial. This randomized, double blind, placebo-controlled trial is examining the effect of GB1211 and atezolizumab on tumor shrinkage based on RECIST criteria, as well as secondary endpoint measures such as overall survival and progression-free survival. We also plan to analyze how plasma galectin-3 levels and tumor galectin-3 correlate with tumor response.

We have initiated Part A of the GALLANT-1 trial, an open-label study to select the dose of GB1211 to be used in Part B of the trial, which is designed to evaluate the safety and tumor shrinkage (based on RECIST criteria) of the combination of the selected dose of GB1211 and atezolizumab. In the first seven patients who received GB1211 200 mg twice daily in combination with atezolizumab, we observed two serious adverse events of autoimmune-type skin rashes (showing perivascular lymphocytic infiltrates), which were determined by the principal investigator to be related to the administration of atezolizumab. In accordance with the protocol, we reduced the GB1211 dose to 100 mg twice daily for the second patient cohort. The reactions were similar to those observed with atezolizumab and described in the label. Both reactions responded to therapy with oral glucocorticosteroids and were clinically manageable. Interestingly, inflammatory and perivascular lymphocytic infiltrates were observed in both skin reactions, and could signal an exaggerated immune activation, something often observed with checkpoint inhibitor therapy and associated with improved clinical outcomes. Because a central aspect of the mechanism of action for GB1211 in combination with a checkpoint inhibitor is to remove galectin-3 from the lymphocytes and the tumor cells, and thereby increase lymphocyte-based tumor killing, we believe this could also be a positive signal of enhanced lymphocyte activation.

One patient in the GALLANT-1 trial who has been in treatment for 23 weeks with both GB1211 200 mg twice daily and atezolizumab showed a partial response, which is defined by the RECIST criteria to be shrinkage of at least 30% of the tumor, at week 18. Another patient who has been in treatment for 14 weeks with GB1211 100 mg twice daily and atezolizumab also showed a partial response at week six and week 12. Both partial responses were pursuant to investigator-led assessments. Both patients continue to receive treatment with GB1211 and atezolizumab. Recruitment in Part A is currently ongoing and we expect to release interim safety data in the second half of 2023. We expect topline results to be available in the first half of 2024.

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

GB2064 (Myelofibrosis) – MYLOX-1 Trial

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

We are currently conducting a Phase 2a MYLOX-1 trial examining GB2064 in myelofibrosis in which the primary endpoint is safety and secondary endpoints include measurements of drug levels in the bone marrow and grade of fibrosis, improvement of anemia and/or thrombocytopenia and assessment of spleen and liver size. In the third quarter of 2022, we announced results from a planned intermediate assessment of the first five patients who had completed at least six months of treatment with GB2064. Four of the five patients experienced a ≥ 1-grade reduction in collagen fibrosis of the bone marrow, an improvement suggesting that GB2064 could impact the progression of the disease and potentially be disease modifying. All four patients who experienced a ≥ 1-grade reduction in collagen fibrosis also showed stable hematological parameters (hemoglobin, white blood cell count, and thrombocytes) and stable spleen volume over the six month treatment period, and none required transfusion. As of the date of the planned intermediate assessment, the most commonly observed treatment-related adverse events were gastrointestinal in nature and were manageable in most patients with standard therapy. In the five patients who completed at least six months of treatment with GB2064 and valid bone marrow biopsies, there were no treatment-related serious adverse events, while in the entire trial population, the only possibly treatment-related serious adverse event was a case of fall.

As of the date of this report, we have enrolled and treated 18 patients in the MYLOX-1 trial, of which two patients continue to receive treatment and four patients are currently in the extension phase because their treating physician deemed them to be clinically responsive to treatment with GB2064. Since the analysis of five evaluable patients in the intermediate assessment referenced above, three more patients have passed the six and nine month periods to be deemed evaluable. Of these three patients, one patient experienced a 1-grade reduction in reticulin fibrosis at nine months and, following an initial increase of collagen fibrosis score of 1 grade at six months, experienced a 1-grade reduction in collagen fibrosis at nine months. Consistent with the trends observed in the intermediate assessment, the patient who experienced reduction in fibrosis also showed stable hematological parameters and stable spleen volume and did not require transfusion. Marked reductions of lactate dehydrogenase levels (LDH) were observed in local laboratory findings for two of these three patients. LDH assessment was not part of the scheduled assessments for the MYLOX-1 trial, but reduciton of LDH is generally viewed as a positive signal in myelofibrosis since increase in LDH are linked to worse prognosis.

The data received to date from the MYLOX-1 trial suggest that inhibiting LOXL2 may be a way to reduce tissue collagen levels in multiple fibrosis and oncology indications. Four out of eight evaluable patients have now shown a ≥ 1 grade reduction in collagen fibrosis, which we believe has not been shown with any FDA-approved therapy. Because the trial has already exceeded the pre-defined target of a ≥ 1 grade reduction in collagen fibrosis in at least three out of 16 evaluable patients, we believe that MYLOX-1 has reached the dual goal of confirming LOXL2 as an attractive fibrosis target and demonstrating that GB2064 has clinically meaningful antifibrotic activity. Accordingly, we have determined to stop enrolling additional patients in the trial and will continue following the remaining patients. We continue to expect to report topline results in the second half of 2023. Given that we have already shown bone marrow collagen reduction and a manageable clinical tolerability profile, we are beginning to plan for next steps in clinical development, which we expect could include combining GB2064 with another myelofibrosis treatment.

Financial Overview

Our product candidates GB0139, GB1211 and GB2064 are in Phase 2 of clinical development. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of these product candidates. Our operations to date have been financed primarily from our initial public offering, or IPO, the issuance of common stock through our ATM Program, the issuance of convertible preferred shares and convertible notes. Since inception, we have had significant operating losses. Our net loss was $13.0 million and $16.9 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $230.7 million and $57.2 million in cash, cash equivalents and marketable securities.

Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our prepaid expenses, accounts payable and accrued expenses. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue. In particular, we expect our expenses to continue as we further our development of, and seek regulatory approvals for, our product candidates, as well as hire additional personnel, pay fees to outside consultants, lawyers and accountants, and incur other costs associated with being a public company. In addition, if and when we seek and obtain regulatory approval to commercialize any current or future product candidate, we will also incur increased expenses in connection with commercialization and marketing of any such product. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities of $57.2 million as of March 31, 2023 will be sufficient to fund our operating expenditures and capital expenditure requirements into the second half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.

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

We have historically met the requirements to receive a tax credit in Denmark of up to $0.9 million per year for losses resulting from research and development costs of up to approximately $4.1 million per year. The tax credit is reported as a reduction to research and development expense in the condensed consolidated statements of operations. We recorded a tax credit of $0.8 million for each of the three month periods ended March 31, 2023 and 2022.

Our direct research and development expenses are not currently tracked on a program-by-program basis. We use our personnel and infrastructure resources across multiple research and development programs directed toward identifying and developing product candidates. The majority of our clinical spending in the three month periods ended March 31, 2023 and 2022 was on GB0139.

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

Research and development activities account for a significant portion of our operating expenses. We expect our research and development expenses to continue for the foreseeable future as we continue to implement our business strategy, which includes advancing GB0139, GB2064 and GB1211 through clinical development and other product candidates further into clinical development, expanding our research and development efforts, including hiring additional personnel to support further clinical development efforts, and seeking regulatory approvals for our product candidates that successfully complete clinical trials. In addition, product candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect our research and development expenses to continue as our product candidates advance into later stages of clinical development. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs, depreciation expense and other expenses for outside professional services, including legal, human resources, audit and accounting services and facility-related fees not otherwise included in research and development expenses. Personnel costs consist of salaries, benefits and stock-based compensation expense, for our personnel in executive, finance and accounting, business operations and other administrative functions. We expect our general and administrative expenses to continue over the next several years to support our continued research and development activities, manufacturing activities and continued costs of operating as a public company. These expenses will likely include continued costs related to the hiring of additional personnel, legal, regulatory and other fees, director and officer insurance premiums and investor relations costs associated with our continued operations.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following sets forth our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,		Change
	2023	2022	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$10,362	$13,235	$(2,873)	-21.7%
General and administrative	3,130	3,704	(574)	-15.5%
Total operating expenses	$13,492	$16,939	$(3,447)	-20.3%
Loss from operations	(13,492)	(16,939)	3,447	-20.3%
Other income, net	498	1	497	49700.0%
Net loss	$(12,994)	$(16,938)	$3,944	-23.3%

Research and development expenses

Research and development expenses were comprised of:

	Three Months Ended
	March 31,		Change
	2023	2022	Amount	Percent
	(in thousands)
Preclinical studies and clinical trial-related activities	$4,948	$7,941	$(2,993)	-37.7%
Chemistry, manufacturing and control	960	1,786	(826)	-46.2%
Personnel	2,523	2,433	90	3.7%
Consultants and other costs	1,931	1,075	856	79.6%
Total research and development expenses	$10,362	$13,235	$(2,873)	-21.7%

Research and development expenses were $10.4 million for the three months ended March 31, 2023, compared to $13.2 million for the three months ended March 31, 2022. The decrease of $2.8 million was primarily related to decreased clinical trial-related expenses of $3.0 million due to timing of clinical trial activities and decreased chemistry, manufacturing and control costs of $0.8 million, offset by increased other research and development costs of $0.9 million and increased personnel costs of $0.1 million.

General and administrative expenses

General and administrative expenses were $$3.1 million for the three months ended March 31, 2023, compared to $$3.7 million for the three months ended March 31, 2022. The decrease of $0.6 million was primarily related to decreased insurance costs of $0.3 million and decreased net other general administrative costs of $0.3 million.

Other income (expense), net

Other income (expense), net for the three months ended March 31, 2023 was $0.5 million, compared to a de minimis amount for the three months ended March 31, 2022. The increase of $0.5 million was primarily due to an increase in net interest income and an increase in foreign exchange transaction gain, net.

Liquidity and Capital Resources

Sources of Liquidity

Our operations to date have been financed primarily through our IPO, the issuance of common stock through our ATM Program (as defined below), the issuance of convertible preferred shares and convertible notes. Since inception, we have had significant operating losses. On November 2, 2020, we completed our IPO in which we raised $86.3 million in net proceeds. On November 4, 2021, we filed with the SEC, and the SEC declared effective on November 12, 2021, a registration statement on Form S-3, or the Registration Statement, which registers the offering, issuance and sale of up to $200.0 million of our common stock, preferred stock, debt securities, warrants, subscription rights and/or units of any combination thereof. Simultaneous with the filing of the Registration Statement, we entered into an Open Market Sale AgreementSM with Jefferies LLC, as sales agent, to provide for the issuance and sale of up to $50.0 million of our common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus, or the ATM Program. During the three months ended March 31, 2023, we sold an aggregate of 21,082 shares of our common stock under the ATM Program at a weighted average selling price of $1.20 per share. We had no sales under the ATM Program during the three months ended March 31, 2022.

Our net losses were $13.0 million and $16.9 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $230.7 million and $57.2 million in cash, cash equivalents and marketable securities. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(9,134)	$(6,797)
Net cash provided by (used in) investing activities	1,374	(10,207)
Net cash provided by financing activities	23	—
Net decrease in cash, cash equivalents and restricted cash	$(7,737)	$(17,004)

Net Cash Used in Operating Activities

Cash used in operating activities of $9.1 million during the three months ended March 31, 2023 was primarily attributable to our net loss of $13.0 million together with non-cash items of $1.5 million principally with respect to stock-based compensation and a net increase of $2.4 million in components of our working capital.

Cash used in operating activities of $6.8 million during the three months ended March 31, 2022 was primarily attributable to our net loss of $16.9 million together with non-cash items of $1.8 million principally with respect to stock-based compensation and a net increase of $8.3 million in components of our working capital.

Net Cash Used in Investing Activities

Cash provided by investing activities of $1.4 million during the three months ended March 31, 2023 was the result of $14.1 million in proceeds from the sale of marketable securities, offset by $12.7 million for the purchase of marketable securities.

Cash used in investing activities of $10.2 million during the three months ended March 31, 2022 was the result of $26.4 million for the purchase of marketable securities, offset by $16.2 million in proceeds from the sale of marketable securities.

Net Cash Provided by Financing Activities

Cash provided by financing activities of $23,000 during three months ended March 31, 2023 was the result of net proceeds from the issuance of our common stock. We had no financing activities for the three months ended March 31, 2022.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities of $57.2 million as of March 31, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders, will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies.

We may be unable to raise additional funds or enter into other arrangements when needed, on favorable terms, or at all. Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect the financial services industry or economy in general. Volatility in equity capital markets, including market events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or the financial services industry generally, may adversely affect the market price of our equity securities, which may in turn materially limit our ability to fund our business through public or private sales of equity securities. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs. Furthermore, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill other obligations. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

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

•
the continued impacts of the ongoing COVID-19 pandemic and/or any geopolitical instability;

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

The fair value of our awards in the three months ended March 31, 2023 has been estimated using Black-Scholes based on the following assumptions: expected term of 6.1 years; expected volatility of 90.7%; risk-free interest rate of 3.8%; and no expectation of dividends. The fair value of our awards in the three months ended March 31, 2022 has been estimated using Black-Scholes based on the following assumptions: term of 6.1 years; volatility of 90.25%; risk-free rate of 1.5%; and no expectation of dividends.

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

Recently Adopted Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our consolidated financial statements for the three months ended March 31, 2023 and 2022 appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

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

We are also a “smaller reporting company,” meaning that the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time, we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect our business, financial condition, or results of operations. There have been no material changes in or additions to the risk factors referred to in the previous sentence.

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

As of March 31, 2023, $19.8 million of the net proceeds from our IPO have been used for general working capital purposes, including the funding of our clinical development programs. We have invested the unused net proceeds from the offering in money market accounts and marketable debt securities. We expect to use the net proceeds from the offering described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 30, 2020, to fund our clinical development programs, including for GB0139, GB1211 and GB2064.

Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

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

Galecto, Inc.

Date: April 28, 2023	By:	/s/ Hans T. Schambye
Hans T. Schambye, M.D., Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: April 28, 2023	By:	/s/ Jonathan Freve
Jonathan Freve
Chief Financial Officer (Principal Financial and Accounting Officer)