Form 10-Q
period 2023-06-30
Galecto, Inc.
filed 2023-07-31
CIK 1800315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 31, 2023, the registrant had 27,112,697 shares of common stock, $0.00001 par value per share, outstanding.

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
•
the effects of global economic uncertainty and financial market volatility caused by economic effects of rising inflation and interest rates, geopolitical instability, changes in international trade relationships and conflicts, such as the ongoing conflict between Russia and Ukraine, on any of the foregoing or other aspects of our business or operations; and
•
other risks and uncertainties, including those listed under the section titled “Risk Factors.”

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GALECTO, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2023	2022
Assets	(unaudited)
Current assets
Cash and cash equivalents	$22,956	$32,786
Marketable securities	29,168	27,438
Prepaid expenses and other current assets	3,238	3,686
Total current assets	55,362	63,910
Marketable securities, non-current	—	5,832
Operating lease right-of-use asset	633	810
Equipment, net	328	357
Other assets, non-current	2,480	2,279
Total assets	$58,803	$73,188
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$5,557	$3,350
Accrued expenses and other current liabilities	9,340	7,757
Total current liabilities	14,897	11,107
Operating lease liabilities, non-current	206	328
Total liabilities	15,103	11,435
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized at June 30, 2023 and December 31, 2022; no shares issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, par value of $0.00001 per share; 300,000,000 shares authorized at June 30, 2023 and December 31, 2022; 27,021,899 and 25,652,392 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	285,311	279,733
Accumulated deficit	(241,474)	(217,736)
Accumulated other comprehensive loss	(137)	(244)
Total stockholders’ equity	43,700	61,753
Total liabilities and stockholders' equity	$58,803	$73,188

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Galecto, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses
Research and development	$8,089	$13,707	$18,451	$26,942
General and administrative	3,070	3,414	6,200	7,118
Total operating expenses	11,159	17,121	24,651	34,060
Loss from operations	(11,159)	(17,121)	(24,651)	(34,060)
Other income (expense), net
Interest income, net	442	156	876	217
Loss on sale of marketable securities	—	(70)	—	(70)
Foreign exchange transaction gain (loss), net	(27)	148	37	88
Total other income, net	415	234	913	235
Net loss	$(10,744)	$(16,887)	(23,738)	(33,825)
Net loss per common share, basic and diluted	$(0.41)	$(0.67)	$(0.91)	$(1.34)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	26,375,076	25,270,314	26,025,929	25,266,096
Other comprehensive loss, net of tax
Currency translation loss	(35)	(719)	(10)	(889)
Unrealized gain (loss) on marketable securities	25	(155)	117	(360)
Reclassification adjusment for loss included in net income	—	70	—	70
Other comprehensive gain (loss), net of tax	(10)	(804)	107	(1,179)
Total comprehensive loss	$(10,754)	$(17,691)	$(23,631)	$(35,004)

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Galecto, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

For the Three Months Ended	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
June 30, 2023	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at March 31, 2023	25,673,474	$—	$281,190	$(230,730)	$(127)	$50,333
Stock-based compensation expense	—	—	1,439	—	—	1,439
Issuance of common stock; net of issuance costs of $0.1 million	1,348,425	—	2,682	—	—	2,682
Other comprehensive loss, net	—	—	—	—	(10)	(10)
Net loss	—	—	—	(10,744)	—	(10,744)
Balance at June 30, 2023	27,021,899	$—	$285,311	$(241,474)	$(137)	$43,700

For the Three Months Ended	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
June 30, 2022	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at March 31, 2022	25,261,832	$—	$275,059	$(173,050)	$(695)	$101,314
Stock-based compensation expense	—	—	1,419	—	—	1,419
Issuance of common stock; net of issuance costs of $0.1 million	80,306	—	23	—	—	23
Other comprehensive loss, net	—	—	—	—	(804)	(804)
Net loss	—	—	—	(16,887)	—	(16,887)
Balance at June 30, 2022	25,342,138	$—	$276,501	$(189,937)	$(1,499)	$85,065

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Galecto, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

For the Six Months Ended	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
June 30, 2023	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2022	25,652,392	$—	$279,733	$(217,736)	$(244)	$61,753
Stock-based compensation expense	—	—	2,873	—	—	2,873
Issuance of common stock; net of issuance costs of $0.1 million	1,369,507	—	2,705	—	—	2,705
Other comprehensive gain, net	—	—	—	—	107	107
Net loss	—	—	—	(23,738)	—	(23,738)
Balance at June 30, 2023	27,021,899	$—	$285,311	$(241,474)	$(137)	$43,700

For the Six Months Ended	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
June 30, 2022	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2021	25,261,832	$—	$273,655	$(156,112)	$(320)	$117,223
Stock-based compensation expense	—	—	2,823	—	—	2,823
Issuance of common stock; net of issuance costs of $0.1 million	80,306	—	23	—	—	23
Other comprehensive loss, net	—	—	—	—	(1,179)	(1,179)
Net loss	—	—	—	(33,825)	—	(33,825)
Balance at June 30, 2022	25,342,138	$—	$276,501	$(189,937)	$(1,499)	$85,065

GALECTO, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(23,738)	$(33,825)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	35	15
Stock-based compensation	2,873	2,823
Amortization of premiums and discounts on marketable securities	(248)	438
Net loss on sale of marketable securities	—	70
Amortization of right of use lease asset	199	207
Accretion of lease liability	30	28
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	450	6,740
Other assets, noncurrent	(203)	(981)
Accounts payable	2,207	1,284
Accrued expenses and other current liabilities	1,639	1,790
Operating lease liabilities	(227)	(226)
Net cash used in operating activities	(16,983)	(21,637)
Cash flows from investing activities:
Purchases of marketable securities	(21,994)	(40,656)
Proceeds from sale of marketable securities	26,459	30,415
Purchases of property and equipment	—	(17)
Net cash provided by (used in) investing activities	4,465	(10,258)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	2,705	18
Net cash provided by financing activities	2,705	18
Net decrease in cash and cash equivalents	(9,813)	(31,877)
Effect of exchange rate changes on cash and cash equivalents	(17)	(891)
Cash and cash equivalents, beginning of period	32,786	62,563
Cash and cash equivalents, end of period	$22,956	$29,795
Supplemental disclosures of cash flow information:
Cash paid for taxes	$—	$—
Supplemental disclosures of noncash activities:
Operating lease liabilities arising from obtaining right-of-use assets	$—	$—

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

As of June 30, 2023, the Company’s wholly owned subsidiaries were PharmAkea, Inc. or PharmAkea, Galecto Securities Corporation, and Galecto Biotech AB, a Swedish company. Galecto Biotech ApS, a Danish operating company, is a wholly-owned subsidiary of Galecto Biotech AB.

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

As of June 30, 2023, the Company had an accumulated deficit of $241.5 million, from recurring losses since inception in 2011. The Company has incurred recurring losses and has no sales as none of its product candidates have obtained the necessary regulatory approval for commercialization and to be marketed as approved products. The Company expects to continue to incur losses as a result of costs and expenses related to the Company’s clinical development and corporate general and administrative activities. The Company had negative cash flows from operating activities during the six months ended June 30, 2023 and 2022 of $17.0 million and $21.6 million, respectively, and current projections indicate that the Company will have continued negative cash flows for the foreseeable future as it continues to develop its product candidates. Net losses incurred for the three and six months ended June 30, 2023 were $10.7 million and $23.7 million, respectively. Net losses incurred for the three and six months ended June 30, 2022 were $16.9 million and $33.8 million, respectively.

At June 30, 2023, the Company’s cash, cash equivalents and marketable securities amounted to $52.1 million and current assets amounted to $55.4 million and current liabilities amounted to $14.9 million. At December 31, 2022, the Company’s cash, cash equivalents and marketable securities amounted to $66.1 million, current assets amounted to $63.9 million and current liabilities amounted to $11.1 million.

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

The accompanying interim condensed consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022, and related interim information contained within the notes to the interim condensed consolidated financial statements, are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of June 30, 2023, results of operations, statement of stockholders’ equity for the three and six months ended June 30, 2023 and 2022 and its cash flows for the six months ended June 30, 2023 and 2022. All intercompany balances and transactions have been eliminated. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on March 9, 2023 ("2022 Consolidated Financial Statements"). The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results expected for the full fiscal year or any interim period.

For the six months ended June 30, 2023, there have been no changes to the significant accounting policies as disclosed in Note 2 to the 2022 Consolidated Financial Statements.

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

A summary of the Company’s available-for-sale investments as of June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	At June 30, 2023
	Amortized	Gross Unrealized	Gross Unrealized	Fair
Marketable securities:	Cost	Gains	Losses	Value
Corporate bonds	$29,317	$—	$(149)	$29,168
Total	$29,317	$—	$(149)	$29,168

	At December 31, 2022
	Amortized	Gross Unrealized	Gross Unrealized	Fair
Marketable securities:	Cost	Gains	Losses	Value
Corporate bonds	$27,573	$—	$(135)	$27,438
Total	$27,573	$—	$(135)	$27,438
Marketable securities, noncurrent:
Corporate bonds	$5,963	$—	$(131)	$5,832
Total	$5,963	$—	$(131)	$5,832

4. PROPERTY AND EQUIPMENT, NET

Property and equipment as of June 30, 2023 consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Equipment	$425	$419
Less: accumulated depreciation	(97)	(62)
Equipment, net	$328	$357

Depreciation expense for the three and six months ended June 30, 2023 was $17,000 and $35,000, respectively. Depreciation expense for the three and six months ended June 30, 2022 was $7,000 and $15,000, respectively.

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

A summary of the assets that are measured at fair value as of June 30, 2023 and December 31, 2022 is as follows (in thousands):

	Fair Value Measurement at June 30, 2023
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$10,478	$10,478	$—	$—
Debt securities	29,168	—	29,168	—
Total	$39,646	$10,478	$29,168	$—

	Fair Value Measurement at December 31, 2022
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$16,445	16,445	—	—
Debt securities	33,270	—	33,270	—
Total	$49,715	$16,445	$33,270	$—
(1)
Money market funds with maturities of 90 days or less at the date of purchase are included within cash and cash equivalents in the accompanying condensed consolidated balance sheets and are recognized at fair value.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Contract research and development costs	$1,553	$1,450
Research and development tax credit receivable	802	792
Prepaid insurance costs	339	805
Value-added tax refund receivable	390	587
Other	154	52
Total prepaid expenses and other current assets	$3,238	$3,686

7. LEASES

The Company has the following operating leases:

Location	Primary Use	Lease Expiration Date	Renewal Option
Copenhagen, Denmark	Corporate headquarters	January 2025	None
London, United Kingdom	Office space	February 2024	None
Gothenburg, Sweden	Office space	August 2026	None
Stevenage, United Kingdom	Laboratory space	August 2025	None

The Company has no finance leases and has elected to apply the short-term lease exception to all leases of one year or less. Rent expense for the three and six months ended June 30, 2023 was $0.1 million and $0.3 million, respectively. Rent expense for the three and six months ended June 30, 2022 was $0.1 million and $0.2 million, respectively.

Quantitative information regarding the Company’s leases for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	2023	2022	2023	2022
Operating lease cost (in thousands)	$139	$117	$276	$243
Other Information
Operating cash flows paid for amounts included in the measurement of lease liabilities (in thousands)	$125	$120	$273	$234
Operating lease liabilities arising from obtaining right-of-use assets (in thousands)	$—	$—	$409	$—

As of June 30, 2023 and December 31, 2022, the weighted average remaining lease term for operating leases was 1.6 years and 1.8 years, respectively.

As of June 30, 2023 and December 31, 2022, the weighted average discount rate for operating leases was 8% for both periods.

Operating lease liabilities at June 30, 2023 are as follows (in thousands):

Operating
Future Lease Payments	Leases
2023 (excluding the period ended June 30, 2023)	$270
2024	316
2025	68
2026	10
2027	—
Total lease payments	664
Less: imputed interest	(38)
Total lease liabilities	$626

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Contract research and development costs	$6,695	$6,145
Employee compensation costs	1,770	597
Operating lease liabilities, current	420	476
Other liabilities	455	539
Total accrued expenses and other current liabilities	$9,340	$7,757

9. COMMITMENTS AND CONTINGENCIES

During the three and six months ended June 30, 2023, there were no material changes to the Company’s commitments and contingencies as disclosed in Note 9 of the 2022 Consolidated Financial Statements. Further, the Company’s commitments related to lease agreements are disclosed in Note 7 to the Company’s unaudited interim condensed consolidated financial statements.

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

In October 2020, the Company's Board of Directors and stockholders approved the 2020 Equity Incentive Plan (“2020 Equity Plan”). Following the adoption of the 2020 Equity Plan, no further options are available to be issued under the 2020 Plan. Stock options granted under the 2020 Equity Plan generally vest over a four-year period and expire ten years from the grant date. The shares available for grant under the 2020 Equity Plan will cumulatively increase by 5 percent of the number of shares of common stock issued and outstanding on January 1st each year. At June 30, 2023, the Company had 275,362 shares available for future grant under the 2020 Equity Plan.

The following table sets forth the activity for the Company’s stock options during the six months ended June 30, 2023:

	Number of Options	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2022	5,778,885	$5.43	7.9	$—
Granted	1,923,350	1.28	—	433,020
Cancelled	(31,525)	2.58	—	11,445
Outstanding at June 30, 2023	7,670,710	$4.40	8.2	$3,256,209
Vested and expected to vest at June 30, 2023	7,366,568	$4.36	8.2	$3,256,209
Vested and exercisable at June 30, 2023	3,670,775	$5.39	7.5	$744,040

The weighted-average grant date fair value of all stock options granted for the six months ended June 30, 2023 was $0.98. The intrinsic value at June 30, 2023 and December 31, 2022 was based on the closing price of the Company’s common stock on that date of $2.52 and $1.15 per share, respectively.

In November 2022, the Company's Board of Directors approved the 2022 Inducement Plan (the “Inducement Plan”), which allows for the grant of equity awards to be made to a new employee where the equity award is a material inducement to an employee entering into employment with the Company. The Inducement Plan was adopted by the Company's Board of Directors without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4). A total of 250,000 shares of the Company's common stock have been reserved for issuance under the Inducement Plan. As of June 30, 2023, no shares have been issued under the Inducement Plan.

Stock-based compensation

The grant date fair value of stock options vested during the six months ended June 30, 2023 and 2022 was $3.5 million and $4.4 million, respectively. Total unrecognized compensation expense related to unvested options granted under the Company’s stock-based compensation plan was $9.9 million at June 30, 2023, which is expected to be recognized over a weighted average period of 2.0 years. The Company recorded stock-based compensation expense related to the issuance of stock as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$686	$670	$1,370	$1,323
General and administrative	753	749	1,503	1,500
Total stock-based compensation	$1,439	$1,419	$2,873	$2,823

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

The fair values of the options granted were estimated using the following assumptions:

	Six Months Ended
	June 30,
	2023	2022
Risk-free interest rate	3.8%	1.7%
Expected term (in years)	6.0	6.0
Expected volatility	91.0%	90.0%
Expected dividend yield	—	—

11. NET LOSS PER SHARE

Basic and diluted net loss per share is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(10,744)	$(16,887)	$(23,738)	$(33,825)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	26,375,076	25,270,314	26,025,929	25,266,096
Net loss per common share, basic and diluted	$(0.41)	$(0.67)	$(0.91)	$(1.34)

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	Six Months Ended June 30,
	2023	2022
Stock options to purchase common stock	7,670,710	5,760,144

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

Overview

We are a clinical-stage biotechnology company developing novel small molecule therapeutics that are designed to target the biological processes that lie at the heart of cancer and fibrotic diseases. Our strategy is to focus on diseases without disease-modifying treatment options and where there is a high unmet medical need. We are concentrating on the development of a new class of medicines: small molecule inhibitors of galectin-3 and lysyl oxidase-like 2, or LOXL2, that target underlying biology for the treatment of multi-factorial diseases like cancer and fibrotic diseases. Galectin proteins, and especially galectin-3, are highly expressed in many cancers, where they promote cancer progression, and fibrotic diseases, where they reduce organ function. The collagen cross-linking enzyme LOXL2 builds the backbone of fibrotic tissue by cross-linking collagen and elastin molecules and has been linked to cancer growth, metastasis and fibrosis. Our product candidates are designed to modulate multiple disease pathways simultaneously by inhibiting the master drivers of the cancer and fibrotic cascades. We believe our galectin and LOXL2 product candidates are distinct from the current generation of anti-cancer and anti-fibrotic agents and have the potential to significantly improve patient outcomes for these complex diseases. In the fourth quarter of 2022 we completed a Phase 1b/2a clinical trial in patients with decompensated liver cirrhosis, and we currently have three other ongoing Phase 2 clinical trials.

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

In June 2023, we announced that we had completed dosing in the GALACTIC-1 trial, a 52-week randomized, double-blind, multicenter, parallel, placebo-controlled Phase 2b trial investigating the safety and efficacy of GB0139 in patients with IPF. The primary endpoint of the trial is to assess the annual rate of decline in forced vital capacity, or FVC, over 52 weeks, which is the regulatory endpoint identified for IPF therapy approval. Reduction in the decline of FVC is the endpoint that was accepted by the FDA for the approval of both nintedanib, marketed as Ofev® by Boehringer Ingelheim, and pirfenidone, marketed as Esbriet® by Roche/Genentech, which are the only current therapeutic treatments for IPF. We continue to expect topline results to be available in August 2023.

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

Within the field of fibrotic diseases, our initial target indication for GB1211 is liver cirrhosis, a severe, progressive disease that ultimately leads to liver failure and for which there are limited treatment options and no FDA-approved disease modifying therapeutics available. During the fourth quarter of 2022, at the American Association for the Study of Liver Diseases' (AASLD) The Liver Meeting® 2022, we announced topline results from our Phase 1b/2a GULLIVER-2 trial in patients with decompensated liver cirrhosis showing statistically significant reductions in ALT (p<0.0005), AST (p<0.005) and GGT (p<0.05), with encouraging reductions for ALP (p<0.09), after 12 weeks of treatment. These findings suggest that GB1211 provided liver cell protection and improved liver status, further supporting clinical development in severe liver disease. The consistency of the reductions in liver enzymes shown in this severe form of liver cirrhosis, the progressive improvement we observed over 12 weeks and the favorable safety profile observed in the GULLIVER-2 trial lead us to believe that a broader study in patients with compensated and/or decompensated cirrhosis could show broader clinical activity, providing a potential regulatory path to approval as the first FDA-approved therapy in liver cirrhosis. Our next step in the development of GB1211 for the treatment of liver cirrhosis and other liver diseases is to conduct a long-term, randomized, placebo-controlled Phase 2a trial in patients with decompensated NASH cirrhosis, which will evaluate efficacy and tolerability at additional dose levels. We plan to initiate this trial in early 2024, subject to obtaining additional financing or collaborating with a third party.

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

We recently completed Part A of the GALLANT-1 trial, an open-label study to select the dose of GB1211 to be used in future trials to evaluate the safety and tumor shrinkage of the combination of GB1211 and checkpoint inhibitors. The Safety Review Committee, or SRC, for the GALLANT-1 trial recently reviewed the results from Part A and recommended that we continue at the 100 mg twice daily dose of GB1211 in Part B and in combination with checkpoint inhibitors in future oncology trials.

In connection with completing Part A of the GALLANT-1 trial, we conducted an interim safety analysis of twelve evaluable patients treated in Part A of the trial where GB1211 exhibited a favorable safety and tolerability profile. In the second quarter of 2022, we initiated dosing in Part A of the trial with GB1211 200 mg and atezolizumab. In the seven evaluable patients who received GB1211 200 mg twice daily in combination with atezolizumab, we observed eight serious adverse events, of which four of these serious adverse events were determined not to be related to either GB1211 200 mg or atezolizumab. One case of grade 1 hyperthyroidism was attributed solely to atezolizumab and one case of grade 4 hypocellular bone marrow was determined to be related to both GB1211 200 mg and atezolizumab. The last two of these serious adverse events were autoimmune-type skin rashes (showing perivascular lymphocytic infiltrates), one of which was a grade 3 case of autoimmune pemphigus determined to be related solely to atezolizumab and the other was a grade 4 case of skin rash determined to be related to both GB1211 200 mg and atezolizumab. As a result of these skin reactions and in accordance with the protocol, we reduced the GB1211 dose to 100 mg twice daily for the second patient cohort. The skin reactions were similar to those historically observed with atezolizumab and described in the label. Both reactions responded to therapy with glucocorticosteroids and were clinically manageable. Interestingly, inflammatory and perivascular lymphocytic infiltrates were observed in both skin reactions, and could signal an exaggerated immune activation, something often observed with checkpoint inhibitor therapy and associated with improved clinical outcomes. Because a central aspect of the mechanism of action design for GB1211 in combination with a checkpoint inhibitor is to remove galectin-3 from the lymphocytes and the tumor cells, and thereby increase lymphocyte-based tumor killing, we believe this could also be a positive signal of enhanced lymphocyte activation. Eleven grade 1 or 2 adverse events were determined to be related to both GB1211 200 mg and atezolizumab and six grade 1 or 2 adverse events were determined to be solely attributed to GB1211 200 mg. One grade 4 adverse event of skin reaction was determined to be related to both GB1211 200 mg and atezolizumab and one grade 3 adverse event of fatigue was determined to be solely attributed to GB1211 200 mg.

Following the dose reduction referred to above, five additional evaluable patients received GB 1211 100 mg twice daily in combination with atezolizumab. In this cohort, we observed two serious adverse events, neither of which were determined to be related to GB1211 100 mg or atezolizumab. Seven grade 1 or 2 adverse events were determined to be related to both GB1211 100 mg and atezolizumab and one grade 2 adverse event of nausea was determined to be solely attributed to GB1211 100 mg. Importantly, we did not observe any autoimmune-type skin rashes in the 100 mg cohort.

We have enrolled thirteen patients in Part A of the GALLANT-1 trial. Currently, five patients are continuing to receive GB1211 (100 mg: four; 200 mg: one) in combination with atezolizumab and will continue to be followed. Eight patients discontinued treatment as a result of disease progression, adverse reactions or withdrawal of consent. However, of these eight patients, five received treatment for less than four weeks: two withdrew consent, one reported major malnutrition and two had autoimmune skin rashes as mentioned above.

One patient in the GALLANT-1 trial who has been in treatment for 35 weeks with both GB1211 200 mg twice daily and atezolizumab showed a partial response, which is defined by the RECIST criteria (version 1.1) to be shrinkage of at least 30% of the tumor, at weeks 18, 24 and 30. As of the week 30 study visit, the tumor shrinkage pursuant to RECIST criteria was greater than 70%. Of the three patients who have been treated for at least six weeks with GB1211 100 mg in combination with atezolizumab, one patient who has been in treatment for 26 weeks with GB1211 100 mg twice daily and atezolizumab also showed a partial response at weeks 6, 12, 18 and 24. As of the week 24 study visit, the tumor shrinkage pursuant to RECIST criteria also exceeded 70%. Another patient in this cohort has shown stable disease for at least six weeks. These three patients and two other recently enrolled patients continue to receive treatment with GB1211 and atezolizumab.

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

We have enrolled and treated 18 patients in the MYLOX-1 trial, of which two patients continue to receive treatment and four patients are currently in the extension phase because their treating physician deemed them to be clinically responsive to treatment with GB2064. The data received to date from the MYLOX-1 trial suggest that inhibiting LOXL2 may be a way to reduce tissue collagen levels in multiple fibrosis and oncology indications. Four evaluable patients have shown a ≥ 1 grade reduction in collagen fibrosis, which we believe has not been shown with any FDA-approved therapy. Because the trial has already exceeded the pre-defined target of a ≥ 1 grade reduction in collagen fibrosis in at least three out of 16 evaluable patients, we believe that MYLOX-1 has reached the dual goal of confirming LOXL2 as an attractive fibrosis target and demonstrating that GB2064 has clinically meaningful antifibrotic activity. Accordingly, we have determined to stop enrolling additional patients in the trial and will continue following the remaining patients. We continue to expect to report topline results in the second half of 2023. Given that we have already shown bone marrow collagen reduction and a manageable clinical tolerability profile, we are beginning to plan for next steps in clinical development, which we expect could include combining GB2064 with another myelofibrosis treatment.

Financial Overview

Our product candidates GB0139, GB1211 and GB2064 are in Phase 2 of clinical development. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of these product candidates. Our operations to date have been financed primarily from our initial public offering, or IPO, the issuance of common stock through our ATM Program, the issuance of convertible preferred shares and convertible notes. Since inception, we have had significant operating losses. Our net loss was $10.7 million and $23.7 million for the three and six months ended June 30, 2023, respectively. Our net loss was $16.9 million and $33.8 million for the three and six months ended June 30, 2022, respectively.As of June 30, 2023, we had an accumulated deficit of $241.5 million and $52.1 million in cash, cash equivalents and marketable securities.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities of $52.1 million as of June 30, 2023 will be sufficient to fund our operating expenditures and capital expenditure requirements into the second half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.

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

Economic uncertainty in various global markets, including the U.S. and Europe, caused by political instability and conflict, such as the ongoing conflict in Ukraine, have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain interruptions, which have caused inflation globally. Our business, financial condition and results of operations could be materially and adversely affected by further negative impact on the global economy and capital markets resulting from these global economic conditions, particularly if such conditions are prolonged or worsen.

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

We have historically met the requirements to receive a tax credit in Denmark of up to $0.9 million per year for losses resulting from research and development costs of up to approximately $4.1 million per year. The tax credit is reported as a reduction to research and development expense in the condensed consolidated statements of operations. We recorded a tax credit of $0.8 million for each of the six month periods ended June 30, 2023 and 2022.

Our direct research and development expenses are not currently tracked on a program-by-program basis. We use our personnel and infrastructure resources across multiple research and development programs directed toward identifying and developing product candidates. The majority of our clinical spending in the six month period ended June 30, 2023 and 2022 was on GB0139.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following sets forth our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended
	June 30,		Change
	2023	2022	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$8,089	$13,707	$(5,618)	-41.0%
General and administrative	3,070	3,414	(344)	-10.1%
Total operating expenses	$11,159	$17,121	$(5,962)	-34.8%
Loss from operations	(11,159)	(17,121)	5,962	-34.8%
Other income, net	415	234	181	77.4%
Net loss	$(10,744)	$(16,887)	$6,143	-36.4%

Research and development expenses

Research and development expenses were comprised of:

	Three Months Ended
	June 30,		Change
	2023	2022	Amount	Percent
	(in thousands)
Preclinical studies and clinical trial-related activities	$3,345	$8,775	$(5,430)	-61.9%
Chemistry, manufacturing and control	603	1,283	(680)	-53.0%
Personnel	2,538	2,401	137	5.7%
Consultants and other costs	1,603	1,248	355	28.4%
Total research and development expenses	$8,089	$13,707	$(5,618)	-41.0%

Research and development expenses were $8.1 million for the three months ended June 30, 2023, compared to $13.7 million for the three months ended June 30, 2022. The decrease of $5.6 million was primarily related to decreased clinical trial-related expenses of $5.4 million due to timing of clinical trial activities and decreased chemistry, manufacturing and control costs of $0.7 million, offset by increased other research and development costs of $0.4 million and increased personnel costs of $0.1 million.

General and administrative expenses

General and administrative expenses were $3.1 million for the three months ended June 30, 2023, compared to $3.4 million for the three months ended June 30, 2022. The decrease of $0.3 million was primarily related to decreased insurance costs.

Other income (expense), net

Other income (expense), net for the three months ended June 30, 2023 was $0.4 million, compared to $0.2 million for the three months ended June 30, 2022. The increase of $0.2 million was primarily due to an increase in net interest income, offset by a decrease in foreign exchange transaction gain (loss), net.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following sets forth our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Change
	2023	2022	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$18,451	$26,942	$(8,491)	-31.5%
General and administrative	6,200	7,118	(918)	-12.9%
Total operating expenses	$24,651	$34,060	$(9,409)	-27.6%
Loss from operations	(24,651)	(34,060)	9,409	-27.6%
Other income, net	913	235	678	288.5%
Net loss	$(23,738)	$(33,825)	$10,087	-29.8%

Research and development expenses

Research and development expenses were comprised of:

	Six Months Ended June 30,		Change
	2023	2022	Amount	Percent
	(in thousands)
Preclinical studies and clinical trial-related activities	$8,291	$16,708	$(8,417)	-50.4%
Chemistry, manufacturing and control	1,563	3,069	(1,506)	-49.1%
Personnel	5,066	4,929	137	2.8%
Consultants and other costs	3,531	2,236	1,295	57.9%
Total research and development expenses	$18,451	$26,942	$(8,491)	-31.5%

Research and development expenses were $18.5 million for the six months ended June 30, 2023, compared to $26.9 million for the six months ended June 30, 2022. The decrease of $8.5 million was primarily related to decreased clinical trial-related expenses of $8.4 million due to timing of clinical trial activities and decreased chemistry, manufacturing and control costs of $1.5 million, offset by increased other research and development costs of $1.3 million and increased personnel costs of $0.1 million.

General and administrative expenses

General and administrative expenses were $6.2 million for the six months ended June 30, 2023, compared to $7.1 million for the six months ended June 30, 2022. The decrease of $0.9 million was primarily related to decreased insurance costs of $0.5 million and decreased net other general administrative costs of $0.4 million.

Other income (expense), net

Other income (expense), net for the six months ended June 30, 2023 was $0.9 million, compared to $0.2 million for the six months ended June 30, 2022. The increase of $0.7 million was primarily due to an increase in net interest income.

Liquidity and Capital Resources

Sources of Liquidity

Our operations to date have been financed primarily through our IPO, the issuance of common stock through our ATM Program (as defined below), the issuance of convertible preferred shares and convertible notes. Since inception, we have had significant operating losses. On November 2, 2020, we completed our IPO in which we raised $86.3 million in net proceeds. On November 4, 2021, we filed with the SEC, and the SEC declared effective on November 12, 2021, a registration statement on Form S-3, or the Registration Statement, which registers the offering, issuance and sale of up to $200.0 million of our common stock, preferred stock, debt securities, warrants, subscription rights and/or units of any combination thereof. Simultaneous with the filing of the Registration Statement, we entered into an Open Market Sale AgreementSM with Jefferies LLC, as sales agent, to provide for the issuance and sale of up to $50.0 million of our common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus, or the ATM Program. During the three and six months ended June 30, 2023, we sold an aggregate of 1,348,425 shares and 1,369,507 shares, respectively, of our common stock under the ATM Program at a weighted average selling price of $2.09 per share and $2.07 per share, respectively. During the three and six months ended June 30, 2022, we sold an aggregate of 80,306 shares of our common stock under the ATM Program at a weighted average selling price of $1.98 per share.

Our net losses were $10.7 million and $23.7 million for the three and six months ended June 30, 2023, respectively. Our net losses were $16.9 million and $33.8 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $241.5 million and $52.1 million in cash, cash equivalents and marketable securities. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(16,983)	$(21,637)
Net cash provided by (used in) investing activities	4,465	(10,258)
Net cash provided by financing activities	2,705	18
Net decrease in cash, cash equivalents and restricted cash	$(9,813)	$(31,877)

Net Cash Used in Operating Activities

Cash used in operating activities of $17.0 million during the six months ended June 30, 2023 was primarily attributable to our net loss of $23.7 million together with non-cash items of $2.9 million principally with respect to stock-based compensation and a net increase of $3.8 million in components of our working capital.

Cash used in operating activities of $21.6 million during the six months ended June 30, 2022 was primarily attributable to our net loss of $33.8 million together with non-cash items of $3.6 million principally with respect to stock-based compensation and a net increase of $8.6 million in components of our working capital.

Net Cash Used in Investing Activities

Cash provided by investing activities of $4.5 million during the six months ended June 30, 2023 was the result of $26.5 million in proceeds from the sale of marketable securities, offset by $22.0 million for the purchase of marketable securities.

Cash used in investing activities of $10.3 million during the six months ended June 30, 2022 was the result of $30.4 million in proceeds from the sale of marketable securities, offset by $40.7 million for the purchase of marketable securities.

Net Cash Provided by Financing Activities

Cash provided by financing activities of $2.7 million during six months ended June 30, 2023 was the result of net proceeds from the issuance of our common stock.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities of $52.1 million as of June 30, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders, will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies.

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

•
the impacts of rising inflation and interest rates, geopolitical instability, changes in international trade relationships and conflicts;

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

The fair value of our awards in the six months ended June 30, 2023 has been estimated using Black-Scholes based on the following assumptions: expected term of 6.0 years; expected volatility of 91.0%; risk-free interest rate of 3.8%; and no expectation of dividends. The fair value of our awards in the six months ended June 30, 2022 has been estimated using Black-Scholes based on the following assumptions: expected term of 6.0 years; expected volatility of 90.0%; risk-free interest rate of 1.7%; and no expectation of dividends.

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

Recently Adopted Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our consolidated financial statements for the six months ended June 30, 2023 and 2022 appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

As of June 30, 2023, $36.9 million of the net proceeds from our IPO have been used for general working capital purposes, including the funding of our clinical development programs. We have invested the unused net proceeds from the offering in money market accounts and marketable debt securities. We expect to use the net proceeds from the offering described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 30, 2020, to fund our clinical development programs, including for GB0139, GB1211 and GB2064.

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

Galecto, Inc.

Date: July 31, 2023	By:	/s/ Hans T. Schambye
Hans T. Schambye, M.D., Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: July 31, 2023	By:	/s/ Jonathan Freve
Jonathan Freve
Chief Financial Officer (Principal Financial and Accounting Officer)