Form 10-Q
period 2023-09-30
Galecto, Inc.
filed 2023-11-06
CIK 1800315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 1, 2023, the registrant had 27,112,697 shares of common stock, $0.00001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “project,” “continue,” “potential,” “ongoing,” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements regarding:

•
our plans and expectations regarding our strategic alternative review process that we announced in September 2023 and the timing and success of such process, including the completion of a potential transaction;
•
timing of and costs associated with our restructuring, and the savings benefits we except to receive from the corporate restructuring that we announced in September 2023;
•
our ability to retain the continued service of our directors, officers, key employees and consultants;
•
our ability to maintain the listing of our common stock on the Nasdaq Stock Market;
•
the success, cost and timing of our product development activities and planned initiation and completion of clinical trials of our product candidates, including GB1211 and GB2064;
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
•
the effects of global economic uncertainty and financial market volatility caused by economic effects of rising inflation and interest rates, geopolitical instability, changes in international trade relationships and conflicts, such as the ongoing conflict between Russia and Ukraine and the current armed conflict in Israel and the Gaza Strip, on any of the foregoing or other aspects of our business or operations; and
•
other risks and uncertainties, including those listed under the section titled “Risk Factors.”

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GALECTO, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2023	2022
Assets	(unaudited)
Current assets
Cash and cash equivalents	$23,078	$32,786
Marketable securities	21,100	27,438
Prepaid expenses and other current assets	2,876	3,686
Total current assets	47,054	63,910
Marketable securities, non-current	—	5,832
Operating lease right-of-use asset	453	810
Equipment, net	125	357
Other assets, non-current	2,417	2,279
Total assets	$50,049	$73,188
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,477	$3,350
Accrued expenses and other current liabilities	8,078	7,757
Total current liabilities	12,555	11,107
Operating lease liabilities, non-current	112	328
Total liabilities	12,667	11,435
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized at September 30, 2023 and December 31, 2022; no shares issued or outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, par value of $0.00001 per share; 300,000,000 shares authorized at September 30, 2023 and December 31, 2022; 27,112,697 and 25,652,392 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	286,946	279,733
Accumulated deficit	(249,610)	(217,736)
Accumulated other comprehensive loss	46	(244)
Total stockholders’ equity	37,382	61,753
Total liabilities and stockholders' equity	$50,049	$73,188

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Galecto, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses
Research and development	$2,551	$10,494	$21,002	$37,436
General and administrative	3,304	3,128	9,504	10,246
Restructuring costs	2,728	—	2,728	—
Total operating expenses	8,583	13,622	33,234	47,682
Loss from operations	(8,583)	(13,622)	(33,234)	(47,682)
Other income (expense), net
Interest income, net	473	221	1,349	438
Loss on sale of marketable securities	—	—	—	(70)
Foreign exchange transaction gain (loss), net	(26)	(329)	11	(241)
Total other income, net	447	(108)	1,360	127
Net loss	$(8,136)	$(13,730)	(31,874)	(47,555)
Net loss per common share, basic and diluted	$(0.30)	$(0.54)	$(1.21)	$(1.88)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	27,104,777	25,491,786	26,391,987	25,342,153
Other comprehensive loss, net of tax
Currency translation gain (loss)	127	(344)	117	(1,233)
Unrealized gain (loss) on marketable securities	56	(82)	173	(442)
Reclassification adjustment for loss included in net income	—	—	—	70
Other comprehensive gain (loss), net of tax	183	(426)	290	(1,605)
Total comprehensive loss	$(7,953)	$(14,156)	$(31,584)	$(49,160)

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Galecto, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

For the Three Months Ended	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
September 30, 2023	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at June 30, 2023	27,021,899	$—	$285,311	$(241,474)	$(137)	$43,700
Stock-based compensation expense	—	—	1,464	—	—	1,464
Issuance of common stock; net of issuance costs of $0.1 million	90,798	—	171	—	—	171
Other comprehensive gain, net	—	—	—	—	183	183
Net loss	—	—	—	(8,136)	—	(8,136)
Balance at September 30, 2023	27,112,697	$—	$286,946	$(249,610)	$46	$37,382

For the Three Months Ended	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
September 30, 2022	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at June 30, 2022	25,342,138	$—	$276,501	$(189,937)	$(1,499)	$85,065
Stock-based compensation expense	—	—	1,398	—	—	1,398
Issuance of common stock; net of issuance costs	238,891	—	420	—	—	420
Other comprehensive loss, net	—	—	—	—	(426)	(426)
Net loss	—	—	—	(13,730)	—	(13,730)
Balance at September 30, 2022	25,581,029	$—	$278,319	$(203,667)	$(1,925)	$72,727

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Galecto, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

For the Nine Months Ended	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
September 30, 2023	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2022	25,652,392	$—	$279,733	$(217,736)	$(244)	$61,753
Stock-based compensation expense	—	—	4,337	—	—	4,337
Issuance of common stock; net of issuance costs of $0.2 million	1,460,305	—	2,876	—	—	2,876
Other comprehensive gain, net	—	—	—	—	290	290
Net loss	—	—	—	(31,874)	—	(31,874)
Balance at September 30, 2023	27,112,697	$—	$286,946	$(249,610)	$46	$37,382

For the Nine Months Ended	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
September 30, 2022	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2021	25,261,832	$—	$273,655	$(156,112)	$(320)	$117,223
Stock-based compensation expense	—	—	4,222	—	—	4,222
Issuance of common stock; net of issuance costs of $0.2 million	319,197	—	442	—	—	442
Other comprehensive loss, net	—	—	—	—	(1,605)	(1,605)
Net loss	—	—	—	(47,555)	—	(47,555)
Balance at September 30, 2022	25,581,029	$—	$278,319	$(203,667)	$(1,925)	$72,727

GALECTO, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(31,874)	$(47,555)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	246	21
Stock-based compensation	4,337	4,222
Amortization of premiums and discounts on marketable securities	(406)	447
Net loss on sale of marketable securities	—	70
Amortization of right of use lease asset	355	305
Accretion of lease liability	40	36
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	812	7,802
Other assets, noncurrent	(141)	(785)
Accounts payable	1,127	376
Accrued expenses and other current liabilities	445	3,919
Operating lease liabilities	(378)	(342)
Net cash used in operating activities	(25,437)	(31,484)
Cash flows from investing activities:
Purchases of marketable securities	(25,937)	(40,656)
Proceeds from sale of marketable securities	38,687	38,865
Purchases of property and equipment	—	(155)
Net cash provided by (used in) investing activities	12,750	(1,946)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	2,876	442
Net cash provided by financing activities	2,876	442
Net decrease in cash and cash equivalents	(9,811)	(32,988)
Effect of exchange rate changes on cash and cash equivalents	103	(1,239)
Cash and cash equivalents, beginning of period	32,786	62,563
Cash and cash equivalents, end of period	$23,078	$28,336
Supplemental disclosures of cash flow information:
Cash paid for taxes	$—	$—
Supplemental disclosures of noncash activities:
Operating lease liabilities arising from obtaining right-of-use assets	$—	$449

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

As of September 30, 2023, the Company’s wholly owned subsidiaries were PharmAkea, Inc. or PharmAkea, Galecto Securities Corporation, and Galecto Biotech AB, a Swedish company. Galecto Biotech ApS, a Danish operating company, is a wholly-owned subsidiary of Galecto Biotech AB.

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

In September 2023, the Company undertook an organizational restructuring and determined to conduct a comprehensive exploration of strategic alternatives. The restructuring and pursuit of strategic alternatives involves risks. There can be no assurance that the Company’s significantly reduced workforce will be sufficient to pursue the strategic alternatives and the development of the Company’s product candidates. Additionally, availability of suitable third parties with which to conduct contemplated strategic transactions may be limited and whether the Company will be able to pursue a strategic transaction, or whether any transaction, if pursued, will be completed on attractive terms or at all is uncertain.

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

As of September 30, 2023, the Company had an accumulated deficit of $249.6 million, from recurring losses since inception in 2011. The Company has incurred recurring losses and has no sales as none of its product candidates have obtained the necessary regulatory approval for commercialization and to be marketed as approved products. The Company expects to continue to incur losses following the Company’s reduced clinical development and corporate general and administrative activities resulting from the restructuring and its exploration of strategic alternatives. The Company had negative cash flows from operating activities during the nine months ended September 30, 2023 and 2022 of $25.4 million and $31.5 million, respectively, and current projections indicate that the Company will have continued negative cash flows for the foreseeable future. Net losses incurred for the three and nine months ended September 30, 2023 were $8.1 million and $31.9 million, respectively. Net losses incurred for the three and nine months ended September 30, 2022 were $13.7 million and $47.6 million, respectively.

At September 30, 2023, the Company’s cash, cash equivalents and marketable securities amounted to $44.2 million and current assets amounted to $47.1 million and current liabilities amounted to $12.6 million. At December 31, 2022, the Company’s cash, cash equivalents and marketable securities amounted to $66.1 million, current assets amounted to $63.9 million and current liabilities amounted to $11.1 million.

On September 26, 2023, the Company announced a restructuring plan to reduce the Company's operations to preserve financial resources, resulting in a reduction of the Company’s workforce by up to 29 people, or approximately 70% of the Company's existing headcount. As a result, the Company estimates that it will incur approximately $3.4 million in restructuring charges in connection with the restructuring, consisting primarily of cash-based expenses related to employee severance and notice period payments, benefits and related costs. The Company incurred restructuring charges of $2.7 million in the third quarter of 2023 and expects that the execution of the restructuring plan will be substantially complete by the end of the fourth quarter of 2023.

Additionally, the Company has initiated a process to evaluate strategic alternatives in order to maximize stockholder value. As part of the strategic review process, the Company is exploring potential strategic alternatives that include, without limitation, an acquisition, merger, business combination or other transactions. The Company is also exploring strategic alternatives related to its product candidates and related assets, including, without limitation, licensing transactions and asset sales. There can be no assurance that the strategic review process will result in the Company pursuing a transaction, or that any transaction, if pursued, will be completed on terms favorable to the Company and its stockholders.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

The accompanying interim condensed consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022, and related interim information contained within the notes to the interim condensed consolidated financial statements, are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of September 30, 2023, results of operations, statement of stockholders’ equity for the three and nine months ended September 30, 2023 and 2022 and its cash flows for the nine months ended September 30, 2023 and 2022. All intercompany balances and transactions have been eliminated. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on March 9, 2023 ("2022 Consolidated Financial Statements"). The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results expected for the full fiscal year or any interim period.

For the nine months ended September 30, 2023, there have been no changes to the significant accounting policies as disclosed in Note 2 to the 2022 Consolidated Financial Statements.

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

A summary of the Company’s available-for-sale investments as of September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	At September 30, 2023
	Amortized	Gross Unrealized	Gross Unrealized	Fair
Marketable securities:	Cost	Gains	Losses	Value
Corporate bonds	$21,193	$—	$(93)	$21,100
Total	$21,193	$—	$(93)	$21,100

	At December 31, 2022
	Amortized	Gross Unrealized	Gross Unrealized	Fair
Marketable securities:	Cost	Gains	Losses	Value
Corporate bonds	$27,573	$—	$(135)	$27,438
Total	$27,573	$—	$(135)	$27,438
Marketable securities, noncurrent:
Corporate bonds	$5,963	$—	$(131)	$5,832
Total	$5,963	$—	$(131)	$5,832

4. PROPERTY AND EQUIPMENT, NET

Property and equipment as of September 30, 2023 consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Equipment	$430	$419
Less: accumulated depreciation	(305)	(62)
Equipment, net	$125	$357

Depreciation expense for the three and nine months ended September 30, 2023 was $211,000 and $246,000, respectively. Depreciation expense for the three and nine months ended September 30, 2022 was $6,000 and $21,000, respectively.

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

A summary of the assets that are measured at fair value as of September 30, 2023 and December 31, 2022 is as follows (in thousands):

	Fair Value Measurement at September 30, 2023
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$18,853	$18,853	$—	$—
Debt securities	21,100	—	21,100	—
Total	$39,953	$18,853	$21,100	$—

	Fair Value Measurement at December 31, 2022
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$16,445	16,445	—	—
Debt securities	33,270	—	33,270	—
Total	$49,715	$16,445	$33,270	$—
(1)
Money market funds with maturities of 90 days or less at the date of purchase are included within cash and cash equivalents in the accompanying condensed consolidated balance sheets and are recognized at fair value.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Contract research and development costs	$1,433	$1,450
Research and development tax credit receivable	781	792
Prepaid insurance costs	109	805
Value-added tax refund receivable	419	587
Other	134	52
Total prepaid expenses and other current assets	$2,876	$3,686

7. LEASES

The Company has the following operating leases:

Location	Primary Use	Lease Expiration Date	Renewal Option
Copenhagen, Denmark	Corporate headquarters	January 2025	None
London, United Kingdom	Office space	February 2024	None
Gothenburg, Sweden	Office space	November 2023	None
Gothenburg, Sweden	Office space	August 2026	None
Stevenage, United Kingdom	Laboratory space	August 2025	None

The Company has no finance leases and has elected to apply the short-term lease exception to all leases of one year or less. Rent expense for the three and nine months ended September 30, 2023 was $0.2 million and $0.5 million, respectively. Rent expense for the three and nine months ended September 30, 2022 was $0.1 million and $0.4 million, respectively.

Quantitative information regarding the Company’s leases for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	2023	2022	2023	2022
Operating lease cost (in thousands)	$135	$125	$411	$368
Other Information
Operating cash flows paid for amounts included in the measurement of lease liabilities (in thousands)	$121	$134	$394	$368
Operating lease liabilities arising from obtaining right-of-use assets (in thousands)	$—	$449	$—	$449

As of September 30, 2023 and December 31, 2022, the weighted average remaining lease term for operating leases was 1.3 years and 1.8 years, respectively.

As of September 30, 2023 and December 31, 2022, the weighted average discount rate for operating leases was 8% for both periods.

Operating lease liabilities at September 30, 2023 are as follows (in thousands):

Operating
Future Lease Payments	Leases
2023 (excluding the period ended September 30, 2023)	$147
2024	291
2025	51
2026	—
2027	—
Total lease payments	489
Less: imputed interest	(25)
Total lease liabilities	$464

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Contract research and development costs	$3,342	$6,145
Employee compensation costs	4,035	597
Operating lease liabilities, current	352	476
Other liabilities	349	539
Total accrued expenses and other current liabilities	$8,078	$7,757

9. COMMITMENTS AND CONTINGENCIES

During the three and nine months ended September 30, 2023, there were no material changes to the Company’s commitments and contingencies as disclosed in Note 9 of the 2022 Consolidated Financial Statements. Further, the Company’s commitments related to lease agreements are disclosed in Note 7 to the Company’s unaudited interim condensed consolidated financial statements.

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

In October 2020, the Company's Board of Directors and stockholders approved the 2020 Equity Incentive Plan (“2020 Equity Plan”). Following the adoption of the 2020 Equity Plan, no further options are available to be issued under the 2020 Plan. Stock options granted under the 2020 Equity Plan generally vest over a four-year period and expire ten years from the grant date. The shares available for grant under the 2020 Equity Plan will cumulatively increase by 5 percent of the number of shares of common stock issued and outstanding on January 1st each year. At September 30, 2023, the Company had 645,815 shares available for future grant under the 2020 Equity Plan.

The following table sets forth the activity for the Company’s stock options during the nine months ended September 30, 2023:

	Number of Options	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2022	5,778,885	$5.43	7.9	$—
Granted	1,923,350	1.28	—	433,020
Cancelled	(401,979)	2.57	—	11,445
Outstanding at September 30, 2023	7,300,256	$4.49	6.9	$-
Vested and expected to vest at September 30, 2023	6,996,114	$4.45	6.9	$-
Vested and exercisable at September 30, 2023	4,299,129	$5.31	5.7	$-

The weighted-average grant date fair value of all stock options granted for the nine months ended September 30, 2023 was $0.95. The intrinsic value at September 30, 2023 and December 31, 2022 was based on the closing price of the Company’s common stock on that date of $0.72 and $1.15 per share, respectively.

In November 2022, the Company's Board of Directors approved the 2022 Inducement Plan (the “Inducement Plan”), which allows for the grant of equity awards to be made to a new employee where the equity award is a material inducement to an employee entering into employment with the Company. The Inducement Plan was adopted by the Company's Board of Directors without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4). A total of 250,000 shares of the Company's common stock have been reserved for issuance under the Inducement Plan. As of September 30, 2023, no shares have been issued under the Inducement Plan.

Stock-based compensation

The grant date fair value of stock options vested during the nine months ended September 30, 2023 and 2022 was $5.0 million and $5.7 million, respectively. Total unrecognized compensation expense related to unvested options granted under the Company’s stock-based compensation plan was $6.9 million at September 30, 2023, which is expected to be recognized over a weighted average period of 1.8 years. The Company recorded stock-based compensation expense related to the issuance of stock as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$712	$657	$2,082	$1,980
General and administrative	752	741	2,255	2,242
Total stock-based compensation	$1,464	$1,398	$4,337	$4,222

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

11. RESTRUCTURING ACTIVIES

In September 2023, the Company’s Board of Directors approved a restructuring plan (the “Restructuring Plan”) to reduce the Company’s operating costs and better align its workforce with the needs of its business. The Restructuring Plan eliminated approximately 70% of the Company’s workforce.

Employees affected by the Restructuring Plan obtained involuntary termination benefits pursuant to a one-time benefit arrangement. For employees who were notified of their termination in September 2023 and have no requirements to provide future service, the Company recognized the liability for the termination benefits in full at fair value for the period ended September 30, 2023. For employees who are required to render services beyond a minimum retention period to receive their one-time termination benefits, the Company is recognizing the termination benefits ratably over their future service periods. The service periods began in October 2023 and all will end in December 2023. The Company recorded employee termination benefit charges during the three months ended September 30, 2023 of $2.7 million and has included them as operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

In addition, the Board of Directors approved arrangements designed to provide that the Company will have the continued dedication and commitment of its remaining employees, including executives, determined to be key to the Company’s planned go-forward operations. The Board of Directors approved, and management implemented, a retention program for employees remaining with the Company which includes cash retention bonuses totaling $1.2 million for certain retained employees, provided that they remain within the Company through various requisite service periods. As a result, these cash retention bonuses are being accrued over the requisite service period. During the period ended September 30, 2023, there has been no retention accrual recognized.

12. NET LOSS PER SHARE

Basic and diluted net loss per share is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(8,136)	$(13,730)	$(31,874)	$(47,555)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	27,104,777	25,491,786	26,391,987	25,342,153
Net loss per common share, basic and diluted	$(0.30)	$(0.54)	$(1.21)	$(1.88)

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	Nine Months Ended September 30,
	2023	2022
Stock options to purchase common stock	7,300,256	5,810,228

13. SUBSEQUENT EVENTS

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

Recent Developments

In August 2023, we announced that our Phase 2b trial evaluating GB0139 for the treatment of idiopathic pulmonary fibrosis, or IPF, did not meet its primary endpoint of change from baseline in rate of decline in forced vital capacity. As a result, we announced that we were discontinuing development of GB0139.

In September 2023, we announced a corporate restructuring that resulted in a substantial reduction of our workforce and that we have initiated a process to evaluate strategic alternatives. As part of our strategic review process, we are exploring potential strategic alternatives that include, without limitation, an acquisition, merger, business combination or other transaction. We are also exploring strategic transactions regarding our product candidates and related assets, including, without limitation, licensing transactions and asset sales. We expect to devote substantial time and resources to exploring strategic alternatives in order to maximize stockholder value. Despite devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We have not set a timetable for completion of this strategic review process, and our board of directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value or that we will make any cash distributions to our stockholders.

GB1211 (Liver Cirrhosis and Oncology Indications) – GULLIVER-2, GALLANT-1 and Providence Investigator-Initiated Trials

GB1211 is a selective oral small molecule inhibitor of galectin-3 that is chemically distinct from GB0139. We believe GB1211 has the potential to treat multiple types of fibrosis and oncology indications. GB1211 demonstrated antifibrotic and anticancer activity in multiple preclinical models and was evaluated in a Phase 1 trial in 78 healthy volunteers. In the Phase 1 trial, GB1211 was well-tolerated and showed dose-dependent pharmacokinetics.

Within the field of fibrotic diseases, our initial target indication for GB1211 is liver cirrhosis, a severe, progressive disease that ultimately leads to liver failure and for which there are limited treatment options and no FDA-approved disease modifying therapeutics available. During the fourth quarter of 2022, at the American Association for the Study of Liver Diseases' (AASLD) The Liver Meeting® 2022, we announced topline results from our Phase 1b/2a GULLIVER-2 trial in patients with decompensated liver cirrhosis showing statistically significant reductions in ALT (p<0.0005), AST (p<0.005) and GGT (p<0.05), with encouraging reductions for ALP (p<0.09), after 12 weeks of treatment. These findings suggest that GB1211 provided liver cell protection and improved liver status, further supporting clinical development in severe liver disease. The consistency of the reductions in liver enzymes shown in this severe form of liver cirrhosis, the progressive improvement we observed over 12 weeks and the favorable safety profile observed in the GULLIVER-2 trial lead us to believe that a broader study in patients with cirrhosis could show broader clinical activity, providing a potential regulatory path to approval as the first FDA-approved therapy in non-viral liver cirrhosis.

Our next step in the development of GB1211 for the treatment of cirrhosis and other liver diseases would be to conduct a long-term, randomized, placebo-controlled Phase 2a trial in patients with decompensated cirrhosis. We are currently working on clinical trial planning activities for this trial, but there is no timetable for initiation of such trial and we may ultimately determine to not initiate this Phase 2a clinical trial. We plan to explore external options for partnering and/or funding additional liver disease-focused activities for GB1211 as part of our strategic alternative process.

GB1211 is also being studied in oncology. Many tumors overexpress galectin-3, which mechanistically is linked to several cancer-promoting mechanisms, including those linked to programmed cell death receptor 1 (PD-1) or its ligand, PD-L1 resistance and chemotherapy resistance, and may ultimately lead to worse clinical outcomes. Galectin-3 inhibition has the potential to both directly reduce tumor growth as well as increase the immune mediated eradication of tumors and is believed to increase T-cell recruitment and activation in the tumor microenvironment. In an animal model, we observed that oral administration of our galectin-3 inhibitors reduced human and mouse lung adenocarcinoma growth and blocked metastasis. Treatment with one of our galectin-3 inhibitors also potentiated the activity of a PD-L1 immune checkpoint inhibitor. The mechanisms at work include checkpoint inhibitor-type mechanisms (inhibition of TGF-β signaling, LAG-3, T-cell receptor, interferon gamma) and mechanisms potentially enhancing PD-1/PD-L1 activity, as evidenced by preclinical data showing that GB1211 reversed a galectin-3 induced blockage of the checkpoint inhibitors atezolizumab and pembrolizumab and exhibited synergistic activity with these checkpoint inhibitors. Furthermore, in the clinic, a retrospective study showed that patients with high tumor staining for galectin-3 were resistant to treatment with pembrolizumab, an anti-PD-1 antibody approved for the treatment of NSCLC, and, by contrast, patients with low galectin-3 had a good response to pembrolizumab and a reduction in tumor volume. Thus, galectin-3 could be a biomarker for anti-PD-1/PD-L1 resistance and, therefore, also be a marker for patients who may benefit from galectin-3 inhibition. We believe the emerging data of galectin-3 as a checkpoint inhibitor resistance mechanism supports a key role for our oral galectin-3 inhibitor candidates in cancer therapy.

Our initial target indication for GB1211 in oncology is non-small cell lung cancer, or NSCLC, a cancer indication with high unmet medical need. In the fourth quarter of 2021, we announced that we had entered into a clinical trial supply agreement with F. Hoffmann-La Roche Ltd, or Roche, for our Phase 2a trial of GB1211 in combination with atezolizumab, marketed by Roche as Tecentriq®, a PD-L1 checkpoint inhibitor for the first-line treatment of NSCLC, which we refer to as the GALLANT-1 trial. This randomized, double-blind, placebo-controlled trial is examining the effect of GB1211 and atezolizumab on tumor shrinkage based on RECIST criteria (version 1.1), as well as secondary endpoint measures such as overall survival and progression-free survival.

In the third quarter of 2023, we completed Part A of the GALLANT-1 trial, an open-label study to select the dose of GB1211 to be used in future trials and to evaluate the safety and tumor shrinkage of the combination of GB1211 and checkpoint inhibitors. The Safety Review Committee for the trial reviewed the results from Part A and recommended that the 100 mg twice daily dose of GB1211 be used in combination with checkpoint inhibitors in future oncology trials.

In connection with completing Part A of the GALLANT-1 trial, we conducted an interim safety analysis. We started Part A of the trial with GB1211 200 mg dosed twice daily and atezolizumab. In the seven patients who received GB1211 200 mg twice daily in combination with atezolizumab, we observed six serious adverse events, of which three of these serious adverse events were determined not to be related to either GB1211 200 mg or atezolizumab. No serious adverse events were deemed to be solely attributed to GB1211 200 mg. One case of grade 4 hypocellular bone marrow was determined to be related to both GB1211 200 mg and atezolizumab. The other two serious adverse events were autoimmune-type skin rashes (showing perivascular lymphocytic infiltrates), one of which was a grade 3 case of autoimmune pemphigus determined to be related solely to atezolizumab and the other was a grade 4 case of skin rash determined to be related to both GB1211 200 mg and atezolizumab. As a result of these skin reactions and in accordance with the protocol, we reduced the GB1211 dose to 100 mg twice daily for the second patient cohort. The skin reactions were similar to those historically observed with atezolizumab and described in the label. Both reactions responded to therapy with glucocorticosteroids and were clinically manageable. Interestingly, inflammatory and perivascular lymphocytic infiltrates were observed in both skin reactions, and could signal an exaggerated immune activation, something often observed with checkpoint inhibitor therapy and associated with improved clinical outcomes. Because a central aspect of the mechanism of action design for GB1211 in combination with a checkpoint inhibitor is to remove galectin-3 from the lymphocytes and the tumor cells, and thereby increase lymphocyte-based tumor killing, we believe this could possibly be a positive signal of enhanced lymphocyte activation. Seventeen treatment-emergent adverse events were determined by investigators as potentially being related to GB1211 200 mg.

Following the dose reduction referred to above, five additional evaluable patients received GB 1211 100 mg twice daily in combination with atezolizumab. The combination of GB1211 100 mg and atezolizumab appeared to be well-tolerated, with predominantly Grade 1 and Grade 2 treatment emergent adverse effects observed. In this cohort, we observed two serious adverse events, neither of which were determined to be related to GB1211 100 mg or atezolizumab. Twelve treatment-emergent adverse events were determined by investigators as potentially being related to GB1211 200 mg. Importantly, we did not observe any autoimmune-type skin rashes in the 100 mg cohort.

We enrolled a total of 13 patients in Part A of the GALLANT-1 trial (100 mg: six; 200 mg: seven). Currently, four patients are continuing to receive GB1211 (100 mg: three; 200 mg: one) in combination with atezolizumab and will continue to be followed until progression or unacceptable toxicity, while nine patients have discontinued treatment in the trial. Five of these nine patients who received treatment for longer than four weeks discontinued treatment as a result of disease progression or adverse reactions. The other four patients received treatment for less than four weeks and discontinued treatment due to withdrawal of consent or autoimmune skin reactions as mentioned above.

Four patients in Part A of the GALLANT-1 trial (100 mg: three; 200 mg: one) showed a partial response according to RECIST criteria (version 1.1). One patient in the GALLANT-1 trial who has been receiving treatment for 48 weeks with both GB1211 200 mg twice daily and atezolizumab showed a partial response at weeks 12, 24, 30, 36 and 42. As of the week 42 study visit, the observed tumor shrinkage was greater than 70%. Of the five patients who have been treated for at least six weeks with GB1211 100 mg in combination with atezolizumab, three patients have shown a partial response and have been on treatment for up to 40 weeks. One of these patients showed tumor shrinkage of greater than 80% at the week 36 study visit. In addition, insights from early biomarker analyses from the GALLANT-1 trial revealed a trend showing that responders had increased levels of galectin-3 at baseline, and stable or decreasing galectin-3 levels during treatment. In contrast, patients with progressive disease demonstrated increasing levels of galectin-3 during treatment. This correlation suggests that the detection of galectin-3 levels could potentially be used to select and monitor patient populations.

In October 2023, we announced that, as a result of our recently announced strategic alternative process, we will not initiate Part B of the GALLANT-1 trial. Part B of the trial had been designed to evaluate safety and tumor shrinkage and explore tumor response rate based on RECIST criteria (version 1.1), clinical activity and immune biomarkers.

While we will not initiate Part B of the GALLANT-1 trial, we will continue to supply GB1211 at the recommended Phase 2 dose level of 100 mg twice daily for the upcoming investigator-initiated Phase 2 trial at Providence Portland Medical Center’s Earle A. Chiles Research Institute (EACRI). This trial will evaluate the safety and efficacy of GB1211, Galecto’s first-in-class, oral small molecule galectin-3 inhibitor candidate, in combination with pembrolizumab (Keytruda®), in metastatic melanoma and HNSCC patients. The randomized, double-blind placebo controlled, investigator-initiated Phase 2 trial is expected to evaluate whether the addition of GB1211 increases the response rate of pembrolizumab in metastatic melanoma and HNSCC patients. The study is designed to evaluate GB1211 in combination with the standard therapeutic dose of pembrolizumab in patients with unresectable or metastatic melanoma or recurrent or metastatic HNSCC progressing during or after platinum-containing chemotherapy. In addition to monitoring for toxicity and clinical response, blood and tumor samples will be obtained to assess immunologic measures relevant to galectin-3 biology and checkpoint inhibition. This trial is expected to begin in early 2024 and the first data readout could be reported as early as 2025.

We plan to explore external options for partnering and/or funding additional oncology-focused activities for GB1211 as part of our strategic alternative process.

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

We have completed patient treatment in the MYLOX-1 trial and expect to report topline results in the fourth quarter of 2023. Four patients continue to receive treatment and four patients are currently in the extension phase because their treating physician deemed them to be clinically responsive to treatment with GB2064. The data analyzed to date from the MYLOX-1 trial suggest that inhibiting LOXL2 may be a way to reduce tissue collagen levels in multiple fibrosis and oncology indications. Because the trial has already exceeded the pre-defined target of a ≥ 1 grade reduction in collagen fibrosis in at least three out of 16 evaluable patients, we believe that MYLOX-1 has reached the dual goal of confirming LOXL2 as an attractive fibrosis target and demonstrating that GB2064 has clinically meaningful antifibrotic activity.

We currently do not have any plans to conduct additional trials of GB2064 following the anticipated readout of the MYLOX-1 trial in the fourth quarter of 2023, but we plan to explore external options for partnering and/or funding additional activities for GB2064 as part of our strategic alternative process.

Financial Overview

We currently expect our expenses to decrease in the near future due to our decision to stop development of certain of our product candidates and reduce our workforce while we explore strategic alternatives. Our remaining product candidates, GB1211 and GB2064, are in Phase 2 of clinical development. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on partnering and/or funding additional activities in order to achieve the successful development and eventual commercialization of one or more of these product candidates. Our operations to date have been financed primarily from our initial public offering, or IPO, the issuance of common stock through our ATM Program, the issuance of convertible preferred shares and convertible notes. Since inception, we have had significant operating losses. Our net loss was $8.1 million and $31.9 million for the three and nine months ended September 30, 2023, respectively. Our net loss was $13.7 million and $47.6 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $249.6 million and $44.2 million in cash, cash equivalents and marketable securities.

Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our prepaid expenses, accounts payable and accrued expenses. We expect to continue to incur net losses for the foreseeable future. In particular, we expect our expenses to continue if we determine to further our development of, and seek regulatory approvals for, our product candidates, pay fees to outside consultants, lawyers and accountants, and incur other costs associated with being a public company. In addition, if and when we seek and obtain regulatory approval to commercialize any current or future product candidate, we will also incur increased expenses in connection with commercialization and marketing of any such product. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

We expect to continue to incur costs and expenditures in connection with the process of evaluating our strategic alternatives. There can be no assurance, however, that we will be able to successfully consummate any particular strategic transaction. The process of continuing to evaluate these strategic options may be very costly, time-consuming and complex and we have incurred, and may in the future incur, significant costs related to this continued evaluation, such as legal, accounting and advisory fees and expenses and other related charges. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or transaction is completed. Any such expenses will decrease the remaining cash available for use in our business. In addition, any strategic business combination or other transactions that we may consummate in the future could have a variety of negative consequences and we may implement a course of action or consummate a transaction that yields unexpected results that adversely affects our business and decreases the remaining cash available for use in our business or the execution of our strategic plan. There can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, lead to increased stockholder value, or achieve the anticipated results. Any failure of such potential transaction to achieve the anticipated results could significantly impair our ability to enter into any future strategic transactions and may significantly diminish or delay any future distributions to our stockholders.

Subject to the outcome of our exploration of strategic alternatives, which may materially change any estimates, and based on current estimates of our expenses going forward, we believe that our existing cash, cash equivalents and marketable securities of $44.2 million as of September 30, 2023 will be sufficient to fund our operating expenditures and capital expenditure requirements through at least the next twelve months from the filing date of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. However, our resource requirements could materially change to the extent we identify and enter into any strategic transaction.

To date, we have not had any products approved for sale and, therefore, have not generated any product revenue. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. As a result, until such time, if ever, that we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including collaborations, licenses or similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed or on favorable terms, if at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies, including our research and development activities. If we are unable to raise capital, we will need to further delay, reduce or terminate activities to reduce costs beyond the restructuring announced in September 2023.

Economic uncertainty in various global markets, including the U.S. and Europe, caused by political instability and conflict, such as the ongoing conflict in Ukraine and in Israel and the Gaza Strip, have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain interruptions, which have caused inflation globally. Our business, financial condition and results of operations could be materially and adversely affected by further negative impact on the global economy and capital markets resulting from these global economic conditions, particularly if such conditions are prolonged or worsen.

Although, to date, our business has not been materially impacted by these global economic and geopolitical conditions, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which such instability could impact our business and results of operations. The extent and duration of these market disruptions, whether as a result of the military conflict between Russia and Ukraine and effects of the Russian sanctions, current armed conflict in Israel and the Gaza Strip, geopolitical tensions, record inflation or otherwise, are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this report.

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

We have historically met the requirements to receive a tax credit in Denmark of up to $0.9 million per year for losses resulting from research and development costs of up to approximately $4.1 million per year. The tax credit is reported as a reduction to research and development expense in the condensed consolidated statements of operations. We recorded a tax credit of $0.8 million for each of the nine month periods ended September 30, 2023 and 2022.

Our direct research and development expenses are not currently tracked on a program-by-program basis. We use our personnel and infrastructure resources across multiple research and development programs directed toward identifying and developing product candidates. The majority of our clinical spending in the nine month period ended September 30, 2023 and 2022 was on GB0139.

We anticipate that our research and development expenses will decrease in the near future compared to prior periods due to our planned reduced clinical efforts and the recent restructuring announced in connection with our exploration of strategic alternatives.

Because of the numerous risks and uncertainties associated with product development and the current stage of development of our product candidates and programs, we cannot reasonably estimate or know the nature, timing and estimated costs necessary to complete the remainder of the development of our product candidates or programs. We are also unable to predict if, when, or to what extent we will obtain approval and generate revenues from the commercialization and sale of our product candidates. The duration, costs and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:

•
successful completion of our Phase 2 clinical trials for GB2064 and GB1211, and any clinical trials for future product candidates;
•
data from our clinical programs that support an acceptable risk-benefit profile of our product candidates in the intended patient populations;
•
acceptance by the FDA, regulatory authorities in Europe, Medicines and Healthcare products Regulatory Agency, or MHRA, Health Canada or other regulatory agencies of the IND applications, clinical trial applications and/or other regulatory filings for GB2064, GB1211 and any future product candidates;
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

Depending on the results of the strategic alternatives being pursued, research and development activities may continue to account for a significant portion of our operating expenses in the future. However, we expect our research and development expenses to decrease in the near future compared to prior periods due to our planned reduced clinical efforts and the recent restructuring announced in connection with our exploration of strategic alternatives. Product candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that if we choose to pursue further development and testing of our product candidates, our research and development expenses will increase as our product candidates advance into later stages of clinical development. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs, depreciation expense and other expenses for outside professional services, including legal, human resources, audit and accounting services and facility-related fees not otherwise included in research and development expenses. Personnel costs consist of salaries, benefits and stock-based compensation expense, for our personnel in executive, finance and accounting, business operations and other administrative functions. We anticipate that our general and administrative expenses will decrease in the near future compared to prior periods due to the recent restructuring announced in connection with our exploration of strategic alternatives. We do expect to incur significant costs, however, related to our exploration of strategic alternatives, including legal, accounting and advisory expenses and other related charges. These costs cannot be determined with accuracy at this time.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following sets forth our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,		Change
	2023	2022	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$2,551	$10,494	$(7,943)	-75.7%
General and administrative	3,304	3,128	176	5.6%
Restructuring costs	2,728	-	2,728	100.0%
Total operating expenses	$8,583	$13,622	$(5,039)	-37.0%
Loss from operations	(8,583)	(13,622)	5,039	-37.0%
Other income, net	447	(108)	555	-513.9%
Net loss	$(8,136)	$(13,730)	$5,594	-40.7%

Research and development expenses

Research and development expenses were comprised of:

	Three Months Ended
	September 30,		Change
	2023	2022	Amount	Percent
	(in thousands)
Preclinical studies and clinical trial-related activities	$(971)	$5,897	$(6,868)	-116.5%
Chemistry, manufacturing and control	496	1,354	(858)	-63.4%
Personnel	1,280	1,993	(713)	-35.8%
Consultants and other costs	1,746	1,250	496	39.7%
Total research and development expenses	$2,551	$10,494	$(7,943)	-75.7%

Research and development expenses were $2.6 million for the three months ended September 30, 2023, compared to $10.5 million for the three months ended September 30, 2022. The decrease of $7.9 million was primarily related to decreased clinical trial-related expenses of $6.9 million due to discontinued clinical trial activities and decreased chemistry, manufacturing and control costs of $0.8 million and decreased personnel costs of $0.7 million, offset by increased consulting related costs and other research and development costs of $0.5 million.

General and administrative expenses

General and administrative expenses were $3.3 million for the three months ended September 30, 2023, compared to $3.1 million for the three months ended September 30, 2022. The increase of $0.2 million was primarily related to a one-time increase in personnel costs of $0.6 million primarily related to an employee termination, offset by decreased insurance related costs of $0.3 million and decreased net other general administrative costs of $0.1 million.

Other income (expense), net

Other income (expense), net for the three months ended September 30, 2023 was $0.5 million, compared to $(0.1) million for the three months ended September 30, 2022. The increase of $0.6 million was primarily due to increased net interest income and increased foreign exchange transaction gain (loss), net.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following sets forth our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Change
	2023	2022	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$21,002	$37,436	$(16,434)	-43.9%
General and administrative	9,504	10,246	(742)	-7.2%
Restructuring costs	2,728	-	2,728	100.0%
Total operating expenses	$33,234	$47,682	$(14,448)	-30.3%
Loss from operations	(33,234)	(47,682)	14,448	-30.3%
Other income, net	1,360	127	1,233	970.9%
Net loss	$(31,874)	$(47,555)	$15,681	-33.0%

Research and development expenses

Research and development expenses were comprised of:

	Nine Months Ended September 30,		Change
	2023	2022	Amount	Percent
	(in thousands)
Preclinical studies and clinical trial-related activities	$7,320	$22,605	$(15,285)	-67.6%
Chemistry, manufacturing and control	2,059	4,423	(2,364)	-53.4%
Personnel	6,346	6,922	(576)	-8.3%
Consultants and other costs	5,277	3,486	1,791	51.4%
Total research and development expenses	$21,002	$37,436	$(16,434)	-43.9%

Research and development expenses were $21.0 million for the nine months ended September 30, 2023, compared to $37.4 million for the nine months ended September 30, 2022. The decrease of $16.4 million was primarily related to decreased clinical trial-related expenses of $15.3 million due to discontinued clinical trial activities and decreased chemistry, manufacturing and control costs of $2.3 million and decreased personnel costs of $0.6 million, offset by increased consulting related costs and other research and development costs of $1.8 million.

General and administrative expenses

General and administrative expenses were $9.5 million for the nine months ended September 30, 2023, compared to $10.2 million for the nine months ended September 30, 2022. The decrease of $0.7 million was primarily related to decreased insurance costs of $0.8 million and decreased consulting related costs of $0.6 million, offset by increased personnel costs of $0.7 million primarily related to an employee termination.

Other income (expense), net

Other income (expense), net for the nine months ended September 30, 2023 was $1.4 million, compared to $0.1 million for the nine months ended September 30, 2022. The increase of $1.3 million was primarily due to increased net interest income and increased foreign exchange transaction gain (loss), net.

Liquidity and Capital Resources

Sources of Liquidity

Our operations to date have been financed primarily through our IPO, the issuance of common stock through our ATM Program (as defined below), the issuance of convertible preferred shares and convertible notes. Since inception, we have had significant operating losses. On November 2, 2020, we completed our IPO in which we raised $86.3 million in net proceeds. On November 4, 2021, we filed with the SEC, and the SEC declared effective on November 12, 2021, a registration statement on Form S-3, or the Registration Statement, which registers the offering, issuance and sale of up to $200.0 million of our common stock, preferred stock, debt securities, warrants, subscription rights and/or units of any combination thereof. Simultaneous with the filing of the Registration Statement, we entered into an Open Market Sale AgreementSM with Jefferies LLC, as sales agent, to provide for the issuance and sale of up to $50.0 million of our common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus, or the ATM Program. During the three and nine months ended September 30, 2023, we sold an aggregate of 90,798 shares and 1,460,305 shares, respectively, of our common stock under the ATM Program at a weighted average selling price of $2.54 per share and $2.10 per share, respectively. During the three and nine months ended September 30, 2022, we sold an aggregate of 238,891 shares and 319,197 shares, respectively, of our common stock under the ATM Program at a weighted average selling price of $1.99 per share during both periods.

Our net losses were $8.1 million and $31.9 million for the three and nine months ended September 30, 2023, respectively. Our net losses were $13.7 million and $47.6 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $249.6 million and $44.2 million in cash, cash equivalents and marketable securities. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(25,437)	$(31,484)
Net cash provided by (used in) investing activities	12,750	(1,946)
Net cash provided by financing activities	2,876	442
Net decrease in cash and cash equivalents	$(9,811)	$(32,988)

Net Cash Used in Operating Activities

Cash used in operating activities of $25.4 million during the nine months ended September 30, 2023 was primarily attributable to our net loss of $31.9 million together with non-cash items of $4.6 million principally with respect to stock-based compensation and a net increase of $1.9 million in components of our working capital.

Cash used in operating activities of $31.5 million during the nine months ended September 30, 2022 was primarily attributable to our net loss of $47.6 million together with non-cash items of $5.1 million principally with respect to stock-based compensation and a net increase of $11.0 million in components of our working capital.

Net Cash Used in Investing Activities

Cash provided by investing activities of $12.8 million during the nine months ended September 30, 2023 was the result of $38.7 million in proceeds from the sale of marketable securities, offset by $25.9 million for the purchase of marketable securities.

Cash used in investing activities of $1.9 million during the nine months ended September 30, 2022 was the result of $40.7 million for the purchase of marketable securities and $0.1 million for the purchase of property and equipment, offset by $38.9 million in proceeds from the sale of marketable securities.

Net Cash Provided by Financing Activities

Cash provided by financing activities of $2.9 million during nine months ended September 30, 2023 was the result of net proceeds from the issuance of our common stock.

Cash provided by financing activities of $0.4 million during nine months ended September 30, 2022 was the result of net proceeds from the issuance of our common stock.

Funding Requirements

We currently expect our expenses to decrease in the near future due to our decision to stop development of certain of our product candidates and reduce our workforce while we explore strategic alternatives, however, some of these savings will be offset by an increase in legal, accounting and advisory expenses and other related charges related to our exploration of strategic alternatives. Subject to the outcome of our exploration of strategic alternatives which may materially change any estimates, and based on current estimates of our expenses going forward, we believe that our existing cash, cash equivalents and marketable securities of $44.2 million as of September 30, 2023 will be sufficient to fund our operating expenditures and capital expenditure requirements through at least the next twelve months from the filing date of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. However, our resource requirements could materially change to the extent we identify and enter into any strategic transaction. Because our resource requirements could materially change depending on the outcome of our ongoing strategic alternative review process, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many known and unknown factors, including those mentioned above.

Until such time, if ever, as we can generate substantial product revenue and subject to our pursuit of a potential strategic transaction and the consummation of such potential transaction, we expect to finance our future operations through our existing cash and cash equivalents and marketable securities and through a combination of equity offerings, including sales under our ATM Program, debt financings, collaborations, strategic alliances, marketing and distribution arrangements, and/or licensing arrangements. Other than funds which can be raised through our ATM Program, we do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances, marketing and distribution arrangements, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we resume the development of our product candidates and are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements, both near-term and long-term, will depend on many factors, including, but not limited to:

•
the timing and outcome of our exploration of potential strategic alternatives;

•
timing of and costs associated with our restructuring, and the savings benefits we except to receive from the restructuring;

•
the progress, costs and results of our ongoing Phase 2 clinical trials of GB2064 and GB1211, as well as the progress, costs and results for other preclinical and clinical trials for any future product candidates;

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

The fair value of our awards in the nine months ended September 30, 2023 has been estimated using Black-Scholes based on the following assumptions: expected term of 6.0 years; expected volatility of 91.0%; risk-free interest rate of 3.8%; and no expectation of dividends. The fair value of our awards in the nine months ended September 30, 2022 has been estimated using Black-Scholes based on the following assumptions: expected term of 6.0 years; expected volatility of 90.0%; risk-free interest rate of 1.7%; and no expectation of dividends.

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

Recently Adopted Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our consolidated financial statements for the nine months ended September 30, 2023 and 2022 appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Nasdaq Delisting Notice

On September 27, 2023, we received a written notice from the staff of Nasdaq’s Listing Qualifications Department, notifying us that, for the prior 30 consecutive business days, the bid price for our common stock had closed below the $1.00 per share minimum bid price requirement for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5450(a)(1), or the Minimum Bid Price Requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until March 25, 2024, to regain compliance with the Minimum Bid Price Requirement. If we fail to satisfy the continued listing requirements of Nasdaq, such as the Minimum Bid Price Requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and may, among other things, adversely impact our ability to raise additional capital or enter into strategic transactions. See “Part II - Item 1A. Risk Factors” for additional information.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect our business, financial condition, or results of operations. Except for the risk factors included below, there have been no material changes in or additions to the risk factors referred to in the previous sentence.

Risks Related to Strategic Alternative Process and Potential Strategic Transaction

We may not be successful in identifying and implementing any strategic business combination or other transaction and any strategic transactions that we may consummate in the future could have negative consequences.

In addition to our efforts, if any, to pursue clinical development of GB1211, GB2064 or any other product candidate, we also continue to evaluate all potential strategic options for the company, including a merger, reverse merger, sale, liquidation and dissolution or other strategic transaction. However, there can be no assurance that we will be able to successfully consummate any particular strategic transaction. The process of continuing to evaluate these strategic options may be very costly, time-consuming and complex and we have incurred, and may divert us from pursuing clinical development of GB1211, GB2064 or any other product candidate. Additionally, we may incur significant costs related to this continued evaluation, such as financial advisor, legal and accounting fees and expenses and other related charges. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or transaction is completed. Any such expenses will decrease the remaining cash available for use in our business and may diminish or delay any future distributions to our stockholders.

In addition, any strategic business combination or other transactions that we may consummate in the future could have a variety of negative consequences and we may implement a course of action or consummate a transaction that yields unexpected results that adversely affects our business and decreases the remaining cash available for use in our business or the execution of our strategic plan. There can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, lead to increased stockholder value, or achieve the anticipated results. Any failure of such potential transaction to achieve the anticipated results could significantly impair our ability to enter into any future strategic transactions, will decrease the remaining cash available for use in our business and may significantly diminish or delay any future distributions to our stockholders.

We may not realize any additional value in a strategic transaction.

The market capitalization of our company is below the value of our cash and cash equivalents. Potential counterparties in a strategic transaction involving our company may place minimal or no value on our other assets given the limited data relating to these assets. Further, the development and any potential commercialization of our product candidates will require substantial additional cash to fund the costs associated with conducting the necessary preclinical and clinical testing and obtaining regulatory approval. Consequently, any potential counterparty in a strategic transaction involving our company may choose not to spend additional resources and continue development of our product candidates and may attribute little or no value, in such a transaction, to those product candidates.

If we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks.

Although there can be no assurance that a strategic transaction will result from the process we have undertaken to identify and evaluate strategic alternatives, the negotiation and consummation of any such transaction will require significant time on the part of our management, and the diversion of management’s attention may disrupt our business.

The negotiation and consummation of any such transaction may also require more time or greater cash resources than we anticipate and expose us to other operational and financial risks, including:

•
increased near-term and long-term expenditures;

•
exposure to unknown liabilities;

•
higher than expected acquisition or integration costs;

•
incurrence of substantial debt or dilutive issuances of equity securities to fund future operations;

•
write-downs of assets or goodwill or incurrence of non-recurring, impairment or other charges;

•
increased amortization expenses;

•
difficulty and cost in combining the operations and personnel of any acquired business with our operations and personnel;

•
impairment of relationships with key suppliers or customers of any acquired business due to changes in management and ownership;

•
inability to retain key employees of our company or any acquired business; and

•
possibility of future litigation.

Any of the foregoing risks could have a material adverse effect on our business, financial condition and prospects.

If a strategic transaction is not consummated, our board of directors, or Board, may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that a strategic transaction will be completed. If a strategic transaction is not completed, our Board may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, as with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, if our Board were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our Board, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.

Our ability to consummate a strategic transaction depends on our ability to retain our employees required to consummate such transaction.

Our ability to consummate a strategic transaction depends upon our ability to retain our employees required to consummate such a transaction, the loss of whose services may adversely impact the ability to consummate such transaction. In September 2023, we undertook an organizational restructuring that significantly reduced our workforce in order to conserve our capital resources. Our cash conservation activities may yield unintended consequences, such as attrition beyond our planned reduction in workforce and reduced employee morale, which may cause remaining employees to seek alternative employment and may cause us to incur additional costs in order to retain our remaining employees. Our ability to successfully complete a strategic transaction depends in large part on our ability to retain certain of our remaining personnel. If we are unable to successfully retain our remaining personnel, we are at risk of a disruption to our exploration and consummation of a strategic alternative as well as business operations.

Our corporate restructuring and the associated headcount reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

In September 2023, we undertook an organizational restructuring that significantly reduced our workforce, including the departure of our chief medical officer and our chief operating officer. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. Furthermore, our restructuring plan may be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of our remaining employees.

Any future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, and loss of employees and reduced productivity among remaining employees. For example, the workforce reduction may negatively impact our clinical, regulatory, technical operations, and commercial functions, should we choose to continue to pursue them, which would have a negative impact on our ability to successfully develop, and ultimately, commercialize our product candidates. Our future financial performance and our ability to develop our product candidates or additional assets will depend, in part, on our ability to effectively manage any future growth or restructuring, as the case may be.

The impact and results of our ongoing strategic process are uncertain and may not be successful.

We may continue to focus our efforts on creating value from GB1211, GB2064 or other product candidates for our stockholders through a sale or other transaction involving the program and pursuing potential strategic options for our company as a whole.

Our board of directors remains dedicated to diligently deliberating upon and making informed decisions that the directors believe are in the best interests of the company and its stockholders. There can be no assurance, however, that the company’s current strategic direction, or the board’s evaluation of strategic alternatives, will result in any initiatives, agreements, transactions or plans that will further enhance stockholder value.

We may become involved in securities class action litigation that could divert management’s attention and harm the company’s business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, securities class action litigation has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as negative results from clinical trials. These events may also result in investigations by the Securities and Exchange Commission. We may be exposed to such litigation or investigation even if no wrongdoing occurred. Litigation and investigations are usually expensive and divert management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate a potential strategic transaction or the ultimate value our stockholders receive in any such transaction.

Risks Related to Our Common Stock

Our failure to meet Nasdaq’s continued listing requirements could result in a delisting of our common stock.

If we fail to satisfy the continued listing requirements of the Nasdaq Stock Market, or Nasdaq, such as the corporate governance requirements or the requirement to maintain a minimum bid price of $1.00 per share of our common stock pursuant to Nasdaq Listing Rule 5450(a)(1), or the Minimum Bid Price Requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. Any such delisting could also adversely impact our ability to raise additional capital or enter into strategic transactions.

On September 27, 2023, we received a written notice from the staff, or the Staff, of Nasdaq’s Listing Qualifications Department, notifying us that, for the prior 30 consecutive business days , our common stock had not complied with the Minimum Bid Price Requirement. Nasdaq’s written notice does not result in the immediate delisting of our common stock from Nasdaq.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days, or until March 25, 2024, or the Compliance Date, to regain compliance with the Minimum Bid Price Requirement. According to the written notice, if, at any time during this 180-day period, the closing bid price for our common stock is at least $1.00 per share for a minimum of ten consecutive business days, the Staff will provide written confirmation of compliance and the common stock will remain listed on The Nasdaq Global Market.

If we do not regain compliance with the Minimum Bid Price Requirement by the Compliance Date, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to transfer our listing to The Nasdaq Capital Market and meet the continued listing requirement for the market value of publicly held shares and all other applicable initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and would need to provide written notice to Nasdaq of our intention to cure the deficiency during the additional 180-day compliance period, such as by effecting a reverse stock split, if necessary.

As part of its review process, the Staff will make a determination of whether it believes we will be able to cure this deficiency. If the Staff determines that we will not be able to cure the deficiency, then the Staff will provide us written notice that our common stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Hearing Panel. There can be no assurance that, if we receive a delisting notice and appeal the delisting determination by the Staff to the Nasdaq Hearing Panel, such appeal would be successful.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement. However, we can provide no assurance that actions taken or not taken by us will restore compliance with Nasdaq’s listing requirements, stabilize the market price of our common stock, improve the liquidity of our common stock or prevent future non-compliance with Nasdaq’s listing requirements.

Additionally, if our common stock is not listed on, or becomes delisted from, Nasdaq for any reason, trading our common stock could be conducted only in the over-the-counter, or OTC, market or on an electronic bulletin board established for unlisted securities such as the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, and the liquidity and price of our common stock may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. In such circumstances, you may be unable to sell your common stock unless a market can be established or sustained.

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

As of September 30, 2023, $44.6 million of the net proceeds from our IPO have been used for general working capital purposes, including the funding of our clinical development programs. We have invested the unused net proceeds from the offering in money market accounts and marketable debt securities. We expect to use the net proceeds from the offering described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 30, 2020, to fund our clinical development programs, including GB1211 and GB2064, as well as pursue strategic alternatives that include, without limitation, an acquisition, merger, business combination or other transactions, as well as exploring strategic alternatives related to our product candidates and related assets, including, without limitation, licensing transactions and asset sales.

Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

Exhibit Number	Description

10.1*+	Bonus Agreement between the Galecto Biotech ApS and Hans Schambye, dated September 26, 2023.

10.2*	Retention Compensation Agreement between the Company and Jonathan Freve, dated September 26, 2023.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+Certain identified information has been excluded from the exhibit pursuant to Item 601(b) (10) (iv) of Regulation S-K.

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

Galecto, Inc.

Date: November 6, 2023	By:	/s/ Hans T. Schambye
Hans T. Schambye, M.D., Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 6, 2023	By:	/s/ Jonathan Freve
Jonathan Freve
Chief Financial Officer (Principal Financial and Accounting Officer)