Form 10-K
period 2023-12-31
Galecto, Inc.
filed 2024-03-08
CIK 1800315

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Global Select Market on June 30, 2023, was $58.9 million.

The number of shares of Registrant’s Common Stock outstanding as of March 5, 2024 was 27,112,697.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2024 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2023. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

i

Summary of Material Risks Associated with Our Business

Our business is subject to numerous material and other risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

•
We may not be successful in identifying and implementing any strategic business combination, stock or asset acquisition, or other transaction, and any strategic transactions that we may consummate in the future could have negative consequences.
•
If a strategic business combination is not consummated, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.
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
•
Our business is highly dependent on the success of our product candidates GB1211 and GB2064, as well as any other product candidates that we advance into the clinic. All of our product candidates may require significant additional preclinical and clinical development before we may be able to seek regulatory approval for and launch a product commercially.
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

•
the success, cost and timing of our product development activities and planned initiation and completion of clinical trials of our current fibrosis and oncology product candidates, including GB2064 and GB1211, and any future product candidates;

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

•
the effects of global economic uncertainty and financial market volatility caused by economic effects of rising inflation and interest rates, geopolitical instability, changes in international trade relationships and conflicts, such as the ongoing conflicts between Russia and Ukraine or Israel and Hamas, on any of the foregoing or other aspects of our business or operations; and

•
other risks and uncertainties, including those listed under the section titled “Risk Factors.”

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1A – “Risk Factors” below and for the reasons described elsewhere in this Annual Report on Form 10-K. Any forward-looking statement in this Annual Report on Form 10-K reflects our current view with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, industry, and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

In September 2023, we announced a corporate restructuring that resulted in a substantial reduction of our workforce and that we have initiated a process to evaluate strategic alternatives. As part of our ongoing strategic review process, we are exploring potential strategic alternatives that include, without limitation, a stock or asset acquisition, merger, business combination or other transaction. We are also exploring strategic transactions regarding our product candidates and related assets, including, without limitation, licensing transactions and asset sales. We expect to devote substantial time and resources to exploring strategic alternatives in order to maximize stockholder value. Despite devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We have not set a timetable for completion of this strategic review process, and our board of directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value or that we will make any cash distributions to our stockholders.

GB1211 (Fibrosis and Oncology Indications)

GB1211 is a selective oral small molecule inhibitor of galectin-3. We believe GB1211 has the potential to treat multiple types of fibrosis and oncology indications.

Fibrotic Disease Indications (Liver Cirrhosis)

Within the field of fibrotic diseases, our initial target indication for GB1211 is liver cirrhosis, a severe, progressive disease that ultimately leads to liver failure and for which there are limited treatment options and no FDA-approved disease modifying therapeutics available.

During the fourth quarter of 2022, at the American Association for the Study of Liver Diseases' (AASLD) The Liver Meeting® 2022, we announced topline results from our Phase 1b/2a trial of GB1211, or the GULLIVER-2 trial, that was focused on safety and effect on liver function and fibrosis biomarkers in patients with decompensated liver cirrhosis. These topline results showed statistically significant reductions in ALT (p<0.0005), AST (p<0.005) and GGT (p<0.05), with encouraging reductions for ALP (p<0.09), after 12 weeks of treatment. Patients treated with GB1211 also showed signs of improved and consistent activity across biochemical liver function markers and markers of target engagement, apoptosis, and fibrosis, including reductions in galectin-3 (p<0.05) and CK-18 (M65) (p<0.01). Bilirubin, albumin, international normalized ratio (INR) and other biochemical measurements remained stable. These findings suggest that GB1211 provided liver cell protection and improved liver status, further supporting clinical development in severe liver disease. Liver enzyme (ALT, AST and GGT) reductions were observed after seven days of treatment and continued to decrease over the 12 weeks of treatment. These liver enzyme levels remained decreased compared to baseline two weeks after the study’s conclusion, suggesting durable effects and a decrease in liver inflammation.

GB1211 exhibited a favorable safety and tolerability profile in patients with decompensated liver cirrhosis in the GULLIVER-2 trial. Five of 15 patients on GB1211 and four of 15 patients on placebo reported nine and eight treatment-emergent adverse events, or TEAEs, respectively. Three serious TEAEs consistent with severe liver disease were observed in one patient (two of which occurred after cessation of active therapy) on GB1211 and were deemed to be unrelated to GB1211.

These findings suggest that GB1211 provided liver cell protection and improved liver status, further supporting clinical development in severe liver disease. The consistency of the reductions in liver enzymes shown in this severe form of liver cirrhosis, the progressive improvement we observed over 12 weeks and the favorable safety and tolerability profile observed in the GULLIVER-2 trial lead us to believe that a study of longer duration in patients with compensated and/or decompensated cirrhosis could show broader clinical activity. We may also consider further development of GB1211 in hepatocellular cancer, which often occurs in patients with cirrhosis of any etiology, where a product that is administered orally and has a favorable tolerability profile could offer significant advantages when issued in combination with the current standard of care.

Our next step in the development of GB1211 for the treatment of cirrhosis and other liver diseases would be to conduct a long-term, randomized, placebo-controlled Phase 2a trial in patients with decompensated cirrhosis. We are currently working on clinical trial planning activities for this trial, but there is no timetable for initiation of such a trial, and we may ultimately determine not to initiate this Phase 2a clinical trial. We plan to explore external options for partnering and/or funding additional liver disease-focused activities for GB1211 as part of our strategic alternative process.

Oncology Indications

We are also exploring GB1211 for the treatment of oncology indications. Many tumors overexpress galectin-3, which mechanistically is linked to several cancer-promoting mechanisms, including those linked to programmed cell death receptor 1 (PD-1) or its ligand, PD-L1 resistance and chemotherapy resistance, and may ultimately lead to worse clinical outcomes. Galectin-3 inhibition has the potential to both directly reduce tumor growth as well as increase the immune mediated eradication of tumors and is believed to increase T-cell recruitment and activation in the tumor microenvironment. We believe that inhibiting galectin-3 could lead to an increase in the efficacy of checkpoint inhibitors in cancer patients, and especially those with galectin-3 expression. In an animal model, we observed that oral administration of our galectin-3 inhibitors reduced human and mouse lung adenocarcinoma growth and blocked metastasis. Treatment with one of our galectin-3 inhibitors also potentiated the activity of a PD-L1 immune checkpoint inhibitor. The mechanisms at work include checkpoint inhibitor-type mechanisms (inhibition of TGF-β signaling, LAG-3, T-cell receptor, interferon gamma) and mechanisms potentially enhancing PD-1/PD-L1 activity, as evidenced by preclinical data showing that GB1211 reversed a galectin-3 induced blockage of the checkpoint inhibitors atezolizumab and pembrolizumab and exhibited synergistic activity with these checkpoint inhibitors. Furthermore, in the clinic, a retrospective study showed that patients with high tumor staining for galectin-3 were resistant to treatment with pembrolizumab, an anti-PD-1 antibody approved for the treatment of non-small cell lung cancers, or NSCLC, and, by contrast, patients with low galectin-3 had a good response to pembrolizumab and a reduction in tumor volume. Thus, galectin-3 could be a biomarker for anti-PD-1/PD-L1 resistance and, therefore, also be a marker for patients who may benefit from galectin-3 inhibition. We believe the emerging data of galectin-3 as a checkpoint inhibitor resistance mechanism supports a key role for our oral galectin-3 inhibitor candidates in cancer therapy.

In November 2021, we announced that we had entered into a clinical trial supply agreement with Roche for our Phase 2a trial, or the GALLANT-1 trial, examining GB1211 in combination with atezolizumab, a PD-L1 checkpoint inhibitor, for the treatment of first-line NSCLC. The GALLANT-1 trial was designed as a two-part open-label study to select the dose of GB1211 to be used in future trials and to evaluate the safety and tumor shrinkage of the combination of GB1211 and checkpoint inhibitors. In the third quarter of 2023, we completed Part A of the GALLANT-1 trial and conducted an interim safety analysis. The Safety Review Committee for the trial reviewed the results from Part A and recommended that the 100 mg twice daily dose of GB1211 be used in combination with checkpoint inhibitors in future oncology trials. In October 2023, we announced that, as a result of our recently announced strategic alternative process, we do not intend to initiate Part B of the GALLANT-1 trial. Part B of the trial had been designed to evaluate safety and tumor shrinkage and explore tumor response rate based on RECIST criteria (version 1.1), clinical activity and immune biomarkers.

We started Part A of the trial with GB1211 200 mg dosed twice daily and atezolizumab. In the seven patients who received GB1211 200 mg twice daily in combination with atezolizumab, we observed six serious adverse events, of which three of these serious adverse events were determined not to be related to either GB1211 200 mg or atezolizumab. No serious adverse events were deemed to be solely attributed to GB1211 200 mg. One case of grade 4 hypocellular bone marrow was determined to be related to both GB1211 200 mg and atezolizumab. The other two serious adverse events were autoimmune-type skin rashes (showing perivascular lymphocytic infiltrates), one of which was a grade 3 case of autoimmune pemphigus determined to be related solely to atezolizumab and the other was a grade 4 case of skin rash determined to be related to both GB1211 200 mg and atezolizumab. As a result of these skin reactions and in accordance with the protocol, we reduced the GB1211 dose to 100 mg twice daily for the second patient cohort. The skin reactions were similar to those historically observed with atezolizumab and described in the label. Both reactions responded to therapy with glucocorticosteroids and were clinically manageable. Interestingly, inflammatory and perivascular lymphocytic infiltrates were observed in both skin reactions, and could signal an exaggerated immune activation, something often observed with checkpoint inhibitor therapy and associated with improved clinical outcomes. Because a central aspect of the mechanism of action design for GB1211 in combination with a checkpoint inhibitor is to remove galectin-3 from the lymphocytes and the tumor cells, and thereby increase lymphocyte-based tumor killing, we believe this could possibly be a positive signal of enhanced lymphocyte activation. Seventeen TEAEs were determined by investigators as potentially being related to GB1211 200 mg.

Following the dose reduction referred to above, five additional evaluable patients received GB 1211 100 mg twice daily in combination with atezolizumab. The combination of GB1211 100 mg and atezolizumab appeared to be well-tolerated, with predominantly Grade 1 and Grade 2 TEAEs observed. In this cohort, we observed two serious adverse events, neither of which were determined to be related to GB1211 100 mg or atezolizumab. As of October 31, 2023, 12 TEAEs had been determined by investigators as potentially being related to GB1211 200 mg. Importantly, we have not observed any autoimmune-type skin rashes in the 100 mg cohort.

We enrolled a total of 13 patients in Part A of the GALLANT-1 trial (100 mg: six; 200 mg: seven). Currently, four patients continue to receive GB1211 (100 mg: three; 200 mg: one) in combination with atezolizumab and will continue to be followed until progression or unacceptable toxicity, while nine patients have discontinued treatment in the trial. Five of these nine patients who received treatment for longer than four weeks discontinued treatment as a result of disease progression or adverse reactions. The other four patients received treatment for less than four weeks and discontinued treatment due to withdrawal of consent or autoimmune skin reactions as mentioned above.

Four patients in Part A of the GALLANT-1 trial (100 mg: three; 200 mg: one) showed a partial response according to RECIST criteria (version 1.1). One patient in the GALLANT-1 trial who has been receiving treatment for more than 60 weeks with both GB1211 200 mg twice daily and atezolizumab showed a partial response at the week 12, 24, 30, 36, 42, 48, 54 and 60 study visits. As of this patient's week 60 study visit, the observed tumor shrinkage was greater than 70%. Of the five patients who have been treated for at least six weeks with GB1211 100 mg in combination with atezolizumab, three patients have shown a partial response and have been on treatment for up to 48 weeks. One of these five patients showed tumor shrinkage of greater than 80% at the week 36, 42 and 48 study visits. In addition, insights from early biomarker analyses from the GALLANT-1 trial revealed a trend showing that responders had increased levels of galectin-3 at baseline, and stable or decreasing galectin-3 levels during treatment. In contrast, patients with progressive disease demonstrated increasing levels of galectin-3 during treatment. This correlation suggests that the detection of galectin-3 levels could potentially be used to select and monitor patient populations.

While we do not intend to initiate Part B of the GALLANT-1 trial, we will continue to supply GB1211 at the recommended Phase 2 dose level of 100 mg twice daily for the upcoming investigator-initiated Phase 2 trial at Providence Portland Medical Center’s Earle A. Chiles Research Institute (EACRI). This trial is designed to evaluate the safety and efficacy of GB1211, Galecto’s first-in-class, oral small molecule galectin-3 inhibitor candidate, in combination with pembrolizumab (Keytruda®), in metastatic melanoma and HNSCC patients. The randomized, double-blind placebo-controlled, investigator-initiated Phase 2 trial is expected to evaluate whether the addition of GB1211 increases the response rate of pembrolizumab in metastatic melanoma and HNSCC patients. The study is designed to evaluate GB1211 in combination with the standard therapeutic dose of pembrolizumab in patients with unresectable or metastatic melanoma or recurrent or metastatic HNSCC progressing during or after platinum-containing chemotherapy. In addition to monitoring for toxicity and clinical response, blood and tumor samples will be obtained to assess immunologic measures relevant to galectin-3 biology and checkpoint inhibition. This trial is expected to be initiated in the first quarter of 2024 and the first data readout could be reported as early as 2025.

We plan to explore external options for partnering and/or funding additional oncology-focused activities for GB1211 as part of our strategic alternative process.

GB2064 (Fibrotic Indications)

We are developing GB2064, a selective oral small molecule inhibitor of LOXL2 for the treatment of fibrotic diseases, including cancer and myelofibrosis. In contrast to previous attempts to inhibit LOXL2 with a monoclonal antibody, such as simtuzumab, GB2064 is designed to inhibit the enzymatic center of the LOXL2 molecule to a much higher degree and shut down collagen cross-linking more effectively. Our initial focus was to develop GB2064 for the treatment of myelofibrosis, a malignant disease of the bone marrow in which progressive fibrosis reduces the ability to form blood cells in the bone marrow. This indication allowed us to take and examine serial bone marrow biopsies where we westudy GB2064’s potential impact on bone marrow collagen. Myelofibrosis is one of several types of cancer and multiple fibrotic diseases in which expression of LOXL2 is significantly increased. Myelofibrosis is a disease with significant morbidity and mortality that affects between 16,000 and 18,500 patients in the United States. The current standard of care for myelofibrosis includes inhibitors of the JAK2 protein kinase, which alleviate the disease symptoms through inhibition of cell proliferation but do not directly target or reduce the fibrosis of the bone marrow. As a result, a significant unmet need remains. We believe that GB2064 has the potential to be a disease-modifying therapy, as it is designed to have a direct impact on the fibrotic process and slow the progression of the disease, as opposed merely to treating symptoms, such as splenomegaly.

In December 2023, we announced topline results from a Phase 2a trial, or the MYLOX-1 trial, examining GB2064 for the treatment of myelofibrosis. The primary endpoint of this trial was safety and secondary endpoints included measurements of drug levels in the bone marrow and grade of fibrosis, improvement of anemia and/or thrombocytopenia and assessment of spleen and liver size by MRI. Eighteen myelofibrosis patients received GB2064, of which 11 (61%) patients had previously received janus kinase inhibitor, or JAKi, therapy with ruxolitinib, with eight of those patients being refractory and three being intolerant to JAKi therapy. Six out of ten evaluable myelofibrosis patients who received GB2064 monotherapy for at least six months experienced a ≥ 1-grade reduction in collagen fibrosis of the bone marrow, an improvement suggesting that GB2064 could impact the progression of the disease and be disease-modifying. We believe this ≥ 1-grade reduction in collagen fibrosis has not been shown in any other clinical trial, signaling both an opportunity in myelofibrosis and, more generally, a wider opportunity for LOXL2 inhibition in other cancers and fibrotic diseases. All six patients who experienced a ≥ 1-grade reduction in bone marrow fibrosis score also showed stable hematological parameters, including hemoglobin, white blood cell count and platelets. At six months of treatment, one patient obtained a ≥35% reduction in spleen volume, two patients reduced their Total Symptom Score (TSS) by more than 50% and one patient had an anemia response. Three of the four patients who entered the extension phase of the study due to the clinical benefit derived from GB2064 as evaluated by the treating physician continue to receive treatment with GB2064, with one patient receiving treatment for more than 30 months.

Fibrosis is a key disease mechanism of myelofibrosis that destroys bone marrow function. Reducing fibrosis is believed to be central to slowing the progression of the disease. Bone marrow biopsies taken during the study showed that GB2064 penetrated the bone marrow and could exert its anti-fibrotic effect directly in the disease compartment. Furthermore, GB2064 demonstrated target engagement systemically by binding to LOXL2 in plasma.

GB2064 showed an acceptable tolerability profile in the MYLOX-1 trial. Eighteen patients were dosed with GB2064 monotherapy in the MYLOX-1 trial. Eight patients completed treatment in the core phase of the MYLOX-1 trial and ten patients discontinued treatment due to an adverse event or disease progression. The most commonly observed TEAEs were gastrointestinal in nature and were manageable in most patients with standard therapy. The only treatment-related serious adverse event was one case of fall, which was assessed as possibly related to GB2064 by the investigator.

The topline data from the MYLOX-1 trial and the published literature on the LOXL2 mechanism suggest that LOXL2 inhibition may also be important in other solid and liquid tumor types as well as in fibrotic diseases. We currently do not have any plans to conduct additional trials of GB2064, but we plan to explore external options for partnering and/or funding additional activities for GB2064 as part of our strategic alternative process.

GB0139 (Idiopathic Pulmonary Fibrosis)

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

Cirrhosis is defined histologically as a diffuse process in which the normal anatomical lobules are gradually replaced by architecturally abnormal nodules separated by fibrous tissue. Different histological scoring systems have been defined to describe the stages of transformation from lack of fibrosis through formation of a portal, periportal and bridging fibrosis to cirrhosis. Our preclincial and clinical data to date suggest that inhibition of galectin-3 may counter established liver cirrhosis and could therefore become one of the first disease-modifying agents for liver cirrhosis.

Current Treatments for Liver Cirrhosis and Their Limitations

There are no FDA approved drugs for liver cirrhosis. In general, therapeutic interventions are limited to supportive care relating to complications caused by the reduced liver function and changes in liver architecture, and, in advanced cases, liver transplantation. As such, this is an area of high unmet medical need.

Galectin-3 in Liver Cirrhosis

Our initial target indication for GB1211 in fibrosis is liver cirrhosis. While the historical view was that established fibrosis is very difficult to impact, our preclinical data suggest that galectin-3 inhibition could reduce established fibrosis and the disease processes that drive the disease progression. Galectin-3 is a central regulator of chronic inflammation and fibrogenesis. Although not present in normal hepatocytes, galectin-3 expression is markedly increased in cirrhotic human liver secondary to a wide range of etiologies including viral-induced liver disease (Hepatitis B and C), MASH, autoimmune, copper or iron overload, primary biliary cirrhosis and alcohol-induced liver disease. Galectin-3 levels are highest in the F3/F4 fibrotic stages compared to F0/F1 and higher in decompensated liver cirrhosis compared to compensated cirrhosis. The increased galectin-3 levels seem to arise by both the impaired hepatic removal and by higher hepatic synthesis of galectin-3 from impaired liver hepatocytes. Systemic galectin-3 is also increased in alcoholic liver disease and negatively correlates with liver function and Child-Pugh score. We may also consider further development of GB1211 in hepatocellular cancer, which often occurs in patients with cirrhosis of any etiology, where a product that is administered orally and has a favorable tolerability profile could offer significant advantages when issued in combination with the current standard of care.

In rodent models, galectin-3 expression is increased temporally in areas of bridging fibrosis and at the periphery of the hepatocyte nodules in the liver following CCl4 administration. Galectin-3 is also increased in other models of liver fibrosis including thioacetamide-induced and nutritionally deficient, dietary models of hepatocellular and biliary injury in mice. In models of primary biliary cirrhosis, galectin-3 may mediate injury in these models via activation of the inflammasome and IL33/sT2 pathways. Global genetic deletion of galectin-3 results in reduced fibrosis in several models of toxin-induced, dietary- and surgically induced liver fibrosis in mice. These data suggest that galectin-3 up-regulation within the liver is a basic response to liver injury, irrespective of the initiating agent or disease process. As a result, we believe galectin-3 inhibitors have the potential to be a therapy for MASH or liver cirrhosis.

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

We have developed small molecule orally active galectin-3 inhibitors, including GB1211, which demonstrate high (nM) affinity for human galectin-3 and good systemic exposure. GB1211 has been shown to reduce CCl4-induced liver fibrosis and fibrotic gene expression in mice. In the fourth quarter of 2022, we announced topline results from our Phase 1b/2a GULLIVER-2 trial of GB1211 in patients with decompensated liver cirrhosis that showed statistically significant reductions in liver enzymes after 12 weeks of treatment. We believe that this was the first study in a population of Child-Pugh Class B decompensated cirrhosis patients of non-viral etiology showing changes in a series of liver parameters that are potentially clinically meaningful.

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

Based on the wide tumor and metastasis promoting actions of galectin-3, we believe that our compounds targeting galectin-3 could counter many of the detrimental effects of galectin-3 and may be suitable as single agents or in combination with other checkpoint inhibitors, chemotherapy or chemo-irradiation therapies. Based on the favorable tolerability profile of our compounds observed to date, we believe our galectin-3 inhibitor therapies could be suitable for many clinical situations. In addition to our galectin-3 inhibitor candidates, we may develop galectin-1 and galectin-9 inhibitors, which may be useful in certain types of cancer.

Galectin-3 in NSCLC

Galectin-3 inhibition has the potential to both increase T-cell function as a single agent as well as to increase the efficacy of checkpoint inhibitors for NSCLC. In an animal model, we observed that oral administration of our galectin-3 inhibitors reduced human and mouse lung adenocarcinoma growth and blocked metastasis. Treatment with one of our galectin-3 inhibitors also potentiated the effects of a PD-L1 immune checkpoint inhibitor. The mechanisms at work include checkpoint inhibitor-type mechanisms (inhibition of TGF-β signaling, LAG-3, T-cell receptor, interferon gamma) and mechanisms potentially enhancing PD-1/PD-L1 activity, as evidenced by preclinical data that we presented at the 2022 American Society of Clinical Oncology Annual Meeting showing that GB1211 reversed a galectin-3 induced blockage of the checkpoint inhibitors atezolizumab and pembrolizumab and exhibited synergistic effects with these checkpoint inhibitors. Furthermore, in the clinic, a retrospective study showed that patients with high tumor staining for galectin-3 were resistant to treatment with pembrolizumab, an anti-PD-1 antibody approved for the treatment of NSCLC, and, by contrast, patients with low galectin-3 had a good response to pembrolizumab and a reduction in tumor volume (see Figure 1 below). Similar data was also seen in melanoma patients, suggesting that the inhibition of galectin-3 may be broadly applicable in a number of cancers and indicating a central role of galectin-3 in the tumor defense mechanisms. Galectin-3 could be a biomarker for anti-PD-1/PD-L1 resistance and, therefore, for patients who may benefit from galectin-3 inhibition. Galectin-3 is an FDA approved biomarker for fibrotic heart disease.

Figure 1. High galectin-3 expression in 34 patients with NSCLC strongly correlated with tumor resistance to pembrolizumab

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

Development of GB1211

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

Completed Phase 1b/2a Clinical Trial in Liver Cirrhosis – GULLIVER-2 Trial

In 2021, we initiated our Phase 1b/2a GULLIVER-2 trial of GB1211 that was focused on safety and effect on liver function and fibrosis biomarkers in patients with decompensated liver cirrhosis. During the fourth quarter of 2022, at the American Association for the Study of Liver Diseases' (AASLD) The Liver Meeting® 2022, we announced topline results from this trial. These topline results showed statistically significant reductions in ALT (p<0.0005), AST (p<0.005) and GGT (p<0.05), with encouraging reductions for ALP (p<0.09), after 12 weeks of treatment (see Figure 2 below). Patients treated with GB1211 also demonstrated improvement and consistent signs of activity across biochemical liver function markers and markers of target engagement, apoptosis, and fibrosis, including reductions in galectin-3 (p<0.05) and CK-18 (M65) (p<0.01). Bilirubin, albumin, international normalized ratio (INR) and other biochemical measurements remained stable. These findings suggest that GB1211 provided liver cell protection and improved liver status, further supporting clinical development in severe liver disease. Liver enzyme (ALT, AST and GGT) reductions were observed after seven days of treatment and continued to decrease over the 12 weeks of treatment. These liver enzyme levels remained decreased compared to baseline two weeks after the study’s conclusion, suggesting durable effects and a decrease in liver inflammation.

Figure 2. Topline Phase 1b/2a GULLIVER-2 liver-related biochemistry results

GB1211 exhibited a favorable safety and tolerability profile in patients with decompensated liver cirrhosis in the GULLIVER-2 trial. Five of 15 patients on GB1211 and four of 15 patients on placebo reported nine and eight TEAEs, respectively. Three serious TEAEs consistent with severe liver disease were observed in one patient (two of which occurred after cessation of active therapy) on GB1211 and were deemed to be unrelated to GB1211.

The consistency of the reductions in liver enzymes shown in this severe form of liver cirrhosis, the progressive improvement we observed over 12 weeks and the favorable safety profile observed in the GULLIVER-2 trial lead us to believe that a study in patients with compensated and/or decompensated cirrhosis could show broader clinical activity.

Our next step in the development of GB1211 for the treatment of cirrhosis and other liver diseases would be to conduct a long-term, randomized, placebo-controlled Phase 2a trial in patients with decompensated cirrhosis. We are currently working on clinical trial planning activities for this trial, but there is no timetable for initiation of such a trial, and we may ultimately determine not to initiate this Phase 2a clinical trial. We plan to explore external options for partnering and/or funding additional liver disease-focused activities for GB1211 as part of our strategic alternative process.

Completed Clinical Trial in NSCLC – GALLANT-1 Trial (Part A)

In November 2021, we announced that we had entered into a clinical trial supply agreement with Roche for our Phase 2a GALLANT-1 trial of GB1211 in combination with atezolizumab, a PD-L1 checkpoint inhibitor, for the treatment of first-line NSCLC. The GALLANT-1 trial was designed to be a two-part open-label study to select the dose of GB1211 to be used in future trials and to evaluate the safety and tumor shrinkage of the combination of GB1211 and checkpoint inhibitors. In the third quarter of 2023, we completed Part A of the GALLANT-1 trial. In connection with completing Part A of the GALLANT-1 trial, we conducted an interim safety analysis in which the Safety Review Committee for the trial reviewed the results from Part A and recommended that the 100 mg twice daily dose of GB1211 be used in combination with checkpoint inhibitors in future oncology trials. In October 2023, we announced that, as a result of our recently announced strategic alternative process, we do not intend to initiate Part B of the GALLANT-1 trial. Part B of the trial had been designed to evaluate safety and tumor shrinkage and explore tumor response rate based on RECIST criteria (version 1.1), clinical activity and immune biomarkers.

We initiated Part A of this trial, an open-label study to select the dose of GB1211 to be used with atezolizumab, in the second quarter of 2022. In the seven patients who received GB1211 200 mg twice daily in combination with atezolizumab, we observed six serious adverse events, of which three of these serious adverse events were determined not to be related to either GB1211 200 mg or atezolizumab. No serious adverse events were deemed to be solely attributed to GB1211 200 mg. One case of grade 4 hypocellular bone marrow was determined to be related to both GB1211 200 mg and atezolizumab. The other two serious adverse events were autoimmune-type skin rashes (showing perivascular lymphocytic infiltrates), one of which was a grade 3 case of autoimmune pemphigus determined to be related solely to atezolizumab and the other was a grade 4 case of skin rash determined to be related to both GB1211 200 mg and atezolizumab. As a result of these skin reactions and in accordance with the protocol, we reduced the GB1211 dose to 100 mg twice daily for the second patient cohort. The skin reactions were similar to those historically observed with atezolizumab and described in the label. Both reactions responded to therapy with glucocorticosteroids and were clinically manageable. In accordance with the protocol, we reduced the GB1211 dose to 100 mg twice daily for the second patient cohort. Interestingly, inflammatory and perivascular lymphocytic infiltrates were observed in both skin reactions, and could signal an exaggerated immune activation, something often observed with checkpoint inhibitor therapy and associated with improved clinical outcomes. Because a central aspect of the mechanism of action design for GB1211 in combination with a checkpoint inhibitor is to remove galectin-3 from the lymphocytes and the tumor cells, and thereby increase lymphocyte-based tumor killing, we believe this could possibly be a positive signal of enhanced lymphocyte activation. Seventeen TEAEs were determined by investigators as potentially being related to GB1211 200 mg.

Following the dose reduction referred to above, five additional evaluable patients received GB 1211 100 mg twice daily in combination with atezolizumab. The combination of GB1211 and atezolizumab appeared to be well-tolerated, with predominantly Grade 1 and Grade 2 TEAEs observed. In this cohort, we observed two serious adverse events, neither of which were determined to be related to GB1211 100 mg or atezolizumab. As of October 31, 2023, 12 TEAEs had been determined by investigators as potentially being related to GB1211 200 mg. Importantly, we have not observed any autoimmune-type skin rashes in the 100 mg cohort.

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

Four patients in Part A of the GALLANT-1 trial (100 mg: three; 200 mg: one) showed a partial response according to RECIST criteria (version 1.1) (see Figure 3 below). One patient in the GALLANT-1 trial who has been receiving treatment for more than 60 weeks with both GB1211 200 mg twice daily and atezolizumab showed a partial response at the week 12, 24, 30, 36, 42, 48, 54 and 60 study visits. As of this patient's week 60 study visit, the observed tumor shrinkage was greater than 70%. Of the five patients who have been treated for at least six weeks with GB1211 100 mg in combination with atezolizumab, three patients have shown a partial response and have been on treatment for up to 48 weeks. One of these five patients showed tumor shrinkage of greater than 80% at the week 36, 42 and 48 study visits. In addition, insights from early biomarker analyses from the GALLANT-1 trial revealed a trend showing that responders had increased levels of galectin-3 at baseline, and stable or decreasing galectin-3 levels during treatment. In contrast, patients with progressive disease demonstrated increasing levels of galectin-3 during treatment. This correlation suggests that the detection of galectin-3 levels could potentially be used to select and monitor patient populations.

Figure 3. Tumor response and duration of response observed in patients who received GB1211 for at least six weeks in the GALLANT-1 trial

Planned Phase 2 Investigator-Initiated Trial in Metastatic Melanoma and HNSCC

In October 2022, we expanded our focus on additional oncology indications and entered into an agreement with Providence Portland Medical Center’s EACRI to evaluate the safety and efficacy of GB1211 in combination with pembrolizumab in an investigator-initiated trial in metastatic melanoma and HNSCC patients. Galecto has committed to supply GB1211 for this Phase 2 trial. This randomized, double-blind placebo-controlled, investigator-initiated Phase 2 trial is designed to evaluate whether the addition of GB1211 increases the response rate of pembrolizumab in metastatic melanoma and HNSCC patients. The study will evaluate GB1211 in combination with the standard therapeutic dose of pembrolizumab in patients with unresectable or metastatic melanoma or recurrent or metastatic HNSCC progressing during or after platinum-containing chemotherapy. In addition to monitoring for toxicity and clinical response, blood and tumor samples will be obtained to assess immunologic measures relevant to galectin-3 biology and checkpoint inhibition. This trial is expected to be initiated in the first quarter of 2024 and the first data readout could be reported as early as 2025.

GB2064 for the Treatment of Fibrotic Diseases

We are leveraging our knowledge of mechanisms underlying fibrosis and other related diseases to develop product candidates for indications targeting pathways that are complementary to galectin-3. As part of this strategy, we are developing GB2064, a selective oral small molecule inhibitor of LOXL2, for the treatment of fibrotic diseases, including myelofibrosis. The LOXL2 mechanism may also be important in other solid and liquid tumor types.

Myelofibrosis Disease Background

Myelofibrosis is one of a number of progressive blood cancers known as myeloproliferative neoplasms and is associated with significantly reduced quality of life and shortened survival. In myelofibrosis, the bone marrow produces fewer blood cells, which leads to multiple negative impacts, including thrombocytopenia, or greater incidence of low platelet counts; anemia, or low red blood cell counts; and an increased need for red-blood-cell transfusions. When bone-marrow-based production of blood cells is significantly reduced, myelofibrosis patients also suffer from enlarged spleens due to overabundance of blood-forming stem cells. Myelofibrosis is considered to be a chronic leukemia that, in a subset of patients, can transform into an acute form of leukemia. Median overall survival is approximately 2.25 to 11.25 years. Transformation to acute leukemia is the most common cause of death from myelofibrosis, followed by cardiovascular complications.

Myelofibrosis affects between 16,000 and 18,500 patients in the United States with significant morbidity and mortality. Although the precise cause of myelofibrosis remains unknown, overactive Janus-associated kinase, or JAK, pathway signaling is present in all patients with the disease.

Current Treatments for Myelofibrosis and Their Limitations

The approved specific therapeutic treatments for myelofibrosis are inhibitors of JAK2 and include ruxolitinib marketed as JAKAFI® by Incyte in the United States and JAKAVI® by Novartis outside of the United States and fedratinib, marketed as Inrebic® by Celgene/BMS. These kinase inhibitors provide symptomatic benefit, but only modest reductions in bone marrow fibrosis. In patients dosed for four or more years with ruxolitinib, for example, only one-third of patients showed reductions in fibrosis. Additionally, 60% of patients on ruxolitinib become transfusion-dependent, versus 38% of patients in the placebo group. 16.8% of patients treated with ruxolitinib and 0.7% of patients treated with placebo developed newly occurring or worsening Grade 1 elevations in cholesterol. The incidence of Grade 2 cholesterol elevations was 0.6% for ruxolitinib with no Grade 3 or 4 cholesterol elevations. Despite this, total worldwide sales of ruxolitinib and fedratinib combined were approximately $4.3 billion and $4.0 billion in 2023 and 2022, respectively.

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

Our Solution - GB2064

We chose to pursue myelofibrosis as our first indication for GB2064 due to the upregulation of LOXL2 in a number of fibrotic diseases, the drug activity seen in preclinical data, the rapid rate of progression of the disease, and the relative ease of following disease progression through serum samples and bone marrow biopsies. In preclinical models, GB2064 was approximately 400-fold more selective for human LOXL2 over other human LOX enzymes. GB2064 showed activity in a number of preclinical models of fibrosis, demonstrated good pharmacokinetics and was generally well-tolerated in a Phase 1 trial in healthy adults. While the current standard of care for myelofibrosis consists of inhibitors of the JAK2 protein kinase, which only alleviate the disease symptoms through inhibition of cell proliferation but do not directly target fibrosis, we believe that GB2064 has the potential to be a disease-modifying therapy because it is designed to have a direct impact on the fibrotic process and slow the progression of the disease.

Preclinical Data

In preclinical models, GB2064 was approximately 400-fold more selective for human LOXL2 over other human LOX enzymes. GB2064 showed activity in a number of preclinical models of fibrosis and demonstrated good pharmacokinetics.

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

Completed Phase 1 Clinical Trial

We completed a Phase 1 single ascending dose and multiple ascending dose trial of GB2064 in 78 healthy volunteers. Volunteers received single doses of 150, 450, 1000, 2000 or 2500 mg of GB2064 or daily doses of 150, 750, 2000 mg or placebo for seven days. Dose-dependent increases in serum levels of GB2064 were observed, and using a proprietary assay, we determined that our oral selective inhibitor GB2064 led to dose-dependent inhibition of LOXL2 in serum.

No serious adverse events were reported, and the reported adverse events included nausea, headache, and dizziness that were mild in severity and frequency.

Completed Phase 2b Trial - MYLOX-1 Trial

During the third quarter of 2021, we initiated the Phase 2a MYLOX-1 trial examining GB2064 for the treatment of myelofibrosis. The primary endpoint of this trial was safety and secondary endpoints included measurements of drug levels in the bone marrow and grade of fibrosis, improvement of anemia and/or thrombocytopenia and assessment of spleen and liver size.

In December 2023, we announced topline results from the MYLOX-1 trial. Eighteen myelofibrosis patients received GB2064, of which 11 (61%) patients had previously received JAKi therapy with ruxolitinib, with eight of those patients being refractory and three being intolerant to JAKi therapy. Six out of ten evaluable myelofibrosis patients who received GB2064 monotherapy for at least six months experienced a ≥ 1-grade reduction in collagen fibrosis of the bone marrow, an improvement suggesting that GB2064 could impact the progression of the disease and be disease-modifying. We believe that this ≥ 1-grade reduction in collagen fibrosis has not been shown in any other clinical trial, signaling both an opportunity in myelofibrosis and, more generally, a wider opportunity for LOXL2 inhibition in other cancers and fibrotic diseases. All six patients who experienced a ≥ 1-grade reduction in bone marrow fibrosis score also showed stable hematological parameters, including hemoglobin, white blood cell count and platelets. At six months of treatment, one patient obtained a ≥35% reduction in spleen volume, two patients reduced their Total Symptom Score (TSS) by more than 50% and one patient had an anemia response. Three of the four of patients who entered the extension phase of the study due to the clinical benefit derived from GB2064 as evaluated by the treating physician continue to receive treatment with GB2064, with one patient having received treatment for more than 30 months.

Fibrosis is a key disease mechanism of myelofibrosis that destroys bone marrow function. Reducing fibrosis is believed to be central to slowing the progression of the disease. Bone marrow biopsies taken during the study showed that GB2064 penetrated the bone marrow and could exert its anti-fibrotic effect directly in the disease compartment. Furthermore, GB2064 demonstrated target engagement systemically by binding to LOXL2 in plasma.

GB2064 showed an acceptable tolerability profile in the MYLOX-1 trial. Eight patients completed treatment in the core phase of the MYLOX-1 trial and ten patients discontinued treatment due to an adverse event or disease progression. The most commonly observed treatment-related adverse events were gastrointestinal in nature and were manageable in most patients with standard therapy. The only treatment-related serious adverse event was one case of fall,which was assessed as possibly related to GB2064 by the investigator.

The topline data from the MYLOX-1 trial and the published literature on the LOXL2 mechanism suggest that LOXL2 inhibition may also be important in other solid and liquid tumor types as well as in fibrotic diseases. We currently do not have any plans to conduct additional trials of GB2064, but we plan to explore external options for partnering and/or funding additional activities for GB2064 as part of our strategic alternative process.

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

There are a large number of large biotechnology and biopharmaceutical companies that are pursuing the development of products for the treatment of fibrosis and cancer, and smaller number of companies seeking to develop treatments for liver cirrhosis. Companies that we are aware of that are targeting the treatment of fibrotic and related diseases include large companies with significant financial resources such as AbbVie Inc., Akero Therapeutics, Inc., Biogen, Inc., Boehringer Ingelheim, Bristol Myers Squibb Co., Galectin Therapeutics, Inc., Gilead Sciences, Inc., Madrigal Pharmaceuticals, Inc., Novartis AG, Pharmaxis Ltd, Pliant Therapeutics, Inc. and Roche/Genentech. However, we know of no other companies in clinical development with an orally available small molecule inhibitor of galectin-3 or an orally available small molecule inhibitor of LOXL2.

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

Intellectual property

Our owned patents and patent applications relate to our fibrosis-inhibiting compounds and include patents and patent applications directed to new compositions of matter and to methods of treating cancer and liver, kidney and other disorders. As we continue to develop our product candidates and subject to the outcome of our exploration of strategic alternatives, we may seek additional patent protection in the United States, EU and in other key commercial markets worldwide.

GB1211

As of March 1, 2024, we owned three patent families that included four issued U.S. patents, two pending U.S. patent application, as well as pending foreign counterpart patent applications, relating to our product candidate, GB1211. One patent family includes U.S. Patent No. 10,526,360, U.S. Patent No. 10,774,102 and U.S. Patent No. 11,377,464, which are directed to composition of matter of D-galactopyranose compounds of which compound GB1211 is a species and includes U.S. Patent No. 11,919,921 which are directed to a method of treatment wherein GB1211 is a species. The issued U.S. patents are expected to expire in 2036, absent any patent term extension. If we continue to pursue patent protection, and if any patents issue based on our pending applications, we expect such patents to expire in 2036, absent any patent term extension in the United States.

Our other patent families include two pending U.S. patent applications and pending foreign counterpart patent applications. If we continue to pursue patent protection, and if any patents issue based on our pending applications, we expect such patents, if issued, to expire in 2040, absent any patent term adjustment and patent term extension in the United States.

GB2064

As of March 1, 2024, we owned three patent families that included six issued U.S. patents, one pending U.S. patent application, as well as issued and pending foreign counterpart patent and patent applications, relating to our product candidate, GB2064. These patent families include U.S. Patent Nos. 10,150,732, 10,570,094, 11,072,585, and 11,793,797 which are directed to composition of matter of and methods of treatment using compound GB2064. These issued U.S. patents are expected to expire in 2036, absent any patent term extension. The third issued patents, U.S. Patent Nos. 10,774,069 and 11,459,309, are directed to crystalline forms of GB2064. These patents are expected to expire in 2037, absent any patent term extension. If we continue to pursue patent protection, and if any patents issue based on our pending applications, we expect such patents to expire between 2036 and 2037, absent any patent term adjustment and patent term extension in the United States.

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

Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing regulatory exclusivity periods for all formulations, dosage forms, and indications of the active moiety and listed patent terms.This six-month exclusivity may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial, provided that at the time pediatric exclusivity is granted there is not less than nine months of term remaining.

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

Other Healthcare Laws

Healthcare providers, physicians, and third-party payors will play a primary role in the recommendation and prescription of drug products for which we obtain marketing approval. Arrangements with third-party payors, healthcare providers and physicians, in connection with the clinical research, sales, marketing and promotion of products, once approved, and related activities, may expose a pharmaceutical manufacturer to broadly applicable fraud and abuse and other healthcare laws and regulations. In the United States, these laws include, without limitation, state and federal anti-kickback, false claims, physician transparency, and patient data privacy and security laws and regulations, including but not limited to those described below:

•
the federal Anti-Kickback Statute, or AKS, which makes it illegal for any person or entity, including a prescription drug manufacturer (or a party acting on its behalf) to knowingly and willfully solicit, receive, offer or pay any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, that is intended to induce or reward, referrals including the purchase, recommendation, order or prescription of a particular drug for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs. The AKS has been interpreted to apply to arrangements between therapeutic product manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Further, courts have found that if “one purpose” of remuneration is to induce referrals, the AKS is violated. In addition, the government may assert that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal False Claims Act, or FCA;

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

Other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted:

•
The U.S. Budget Control Act of 2011, among other things, created measures for spending reductions by Congress that include aggregate reductions of Medicare payments to providers of 2% per fiscal year, which remains in effect through 2031. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation.
•
The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

The Inflation Reduction Act of 2022, or the IRA, includes provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries to $2,000, impose new manufacturer financial liability on certain drugs covered under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that rare disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation that challenges the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

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

For a drug product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the average manufacturer price, or AMP, and Medicaid rebate amounts reported by the manufacturer. As of 2010, the ACA expanded the types of entities eligible to receive discounted 340B pricing, although under the current state of the law these newly eligible entities (with the exception of children’s hospitals) will not be eligible to receive discounted 340B pricing on orphan drugs. As the required 340B discount is determined based on average manufacturer price, or AMP, and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase. In addition, if third-party payors do not consider our drugs to be cost-effective compared to other available therapies, they may not cover our drugs after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our drugs on a profitable basis.

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

Human Capital

As of December 31, 2023, we had 13 full-time employees, including two who hold M.D. degrees and two who hold Ph.D. degrees. Most of our employees work from our offices in Denmark, the U.K. and the United States. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be strong.

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

We are committed to investing in the development of our people and creating an environment where diverse perspectives and backgrounds are encouraged and supported. We host weekly company-wide sessions where ideas are discussed, feedback on corporate initiatives is received, scientific breakthroughs are shared, and other corporate updates are provided. Our people’s voices are central to identifying how we, as an organization, can strengthen the organization further and maintain high retention. In 2022, we initiated a bi-annual employee satisfaction survey throughout the organization. Our future focus is to maintain and grow employee satisfaction by working systematically based on the feedback received from our team.

Diversity, equality, and inclusion are fundamental pillars of our culture, and have been since Galecto was founded in 2011. We believe that an equitable and inclusive environment with diverse teams creates higher engagement, better solutions, and higher productivity, and is crucial to our efforts to attract and retain key employees and improve the business. The composition of our workforce is 54% male and 46% female.

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

Risks Related to Strategic Alternative Process and Potential Strategic Transaction

We may not be successful in identifying and implementing any strategic business combination, stock or asset acquisition, or other transaction, and any strategic transactions that we may consummate in the future could have negative consequences.

In addition to our efforts, if any, to pursue clinical development of GB1211, GB2064 or any other product candidate, we also continue to evaluate all potential strategic options for the company, including a merger, reverse merger, stock or asset acquisition, sale, liquidation and dissolution or other strategic transaction. However, there can be no assurance that we will be able to successfully consummate any particular strategic transaction. The process of continuing to evaluate these strategic options may be very costly, time-consuming and complex and we have incurred, and may divert us from pursuing clinical development of GB1211, GB2064 or any other product candidate. Additionally, we may incur significant costs related to this continued evaluation, such as financial advisor, legal and accounting fees and expenses and other related charges. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or transaction is completed. Any such expenses will decrease the remaining cash available for use in our business and may diminish or delay any future distributions to our stockholders.

In addition, any strategic business combination or other transactions that we may consummate in the future could have a variety of negative consequences and we may implement a course of action or consummate a transaction that yields unexpected results that adversely affects our business and decreases the remaining cash available for use in our business or the execution of our strategic plan or we may incur substantial fees to fund the transaction and future operations. There can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, lead to increased stockholder value, or achieve the anticipated results. Any failure of such potential transaction to achieve the anticipated results could significantly impair our ability to enter into any future strategic transactions, will decrease the remaining cash available for use in our business and may significantly diminish or delay any future distributions to our stockholders.

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

If a strategic transaction is not consummated, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that a strategic transaction will be completed. If a strategic transaction is not completed, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, as with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our board of directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a dissolution and liquidation.

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

In September 2023, we undertook an organizational restructuring that significantly reduced our workforce, including the departure of our chief medical officer and our chief operating officer. While we have realized certain operational efficiencies and cost savings as a result of the restructuring to date, we may not realize in full the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize in full the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. Furthermore, our restructuring plan may in the future prove to be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of our remaining employees.

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

In the past, securities class action litigation has often followed certain significant business transactions, such as the sale of a company, an acquisition of stock or assets, or announcement of any other strategic transaction, or the announcement of negative events, such as negative results from clinical trials. These events may also result in investigations by the Securities and Exchange Commission. We may be exposed to such litigation or investigation even if no wrongdoing occurred. Litigation and investigations are usually expensive and divert management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate a potential strategic transaction or the ultimate value our stockholders receive in any such transaction.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant net losses since inception and we expect to continue to incur significant net losses for the foreseeable future.

We have incurred significant net losses since our inception and have financed our operations principally through equity and debt financing. We continue to incur significant research and development and other expenses related to our ongoing operations. For the years ended December 31, 2023 and 2022, we reported a net loss of $38.3 million and $61.6 million, respectively. As of December 31, 2023, we had an accumulated deficit of $256.1 million. We have devoted substantially all of our resources and efforts to research and development, and we expect that it will be several years, if ever, before we generate revenue from product sales. Even if we receive marketing approval for and commercialize one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to develop and market additional potential product candidates.

We expect to continue to incur significant losses for the foreseeable future, and we anticipate that our expenses will increase substantially if, and as, we:

•
negotiate and consummate a strategic business transaction;
•
advance our fibrosis and oncology product candidates and any future product candidates through clinical development, and, if successful, later-stage clinical trials;
•
advance our preclinical development programs into clinical development;
•
experience delays or interruptions to preclinical studies, clinical trials, our receipt of services from our third-party service providers on whom we rely, or our supply chain, including delays and economic uncertainty in various global markets caused by geopolitical instability and conflict and economic challenges caused by global health crises such as the COVID-19 pandemic;
•
seek regulatory approvals for any product candidates that successfully complete clinical trials;
•
commercialize our fibrosis and oncology product candidates and any future product candidates, if approved;
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

Developing biotechnology and biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our planned and ongoing clinical trials of GB1211, GB2064 and any future product candidates that we may develop, seek regulatory approvals for any of our product candidates and to launch and commercialize any products for which we receive regulatory approval. We also expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce or eliminate one or more of our research and drug development programs or future commercialization efforts.

As of December 31, 2023, we had $33.2 million in cash, cash equivalents and marketable securities. Subject to the outcome of our exploration of strategic alternatives, which may materially change any estimates, and based on current estimates of our expenses going forward, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months from the filing date of this Annual Report on Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our estimates do not include any cash, cash equivalents and marketable securities that will be needed to fund a potential strategic transaction nor our financial needs following the consummation of any strategic transaction. Our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and in any event, we will require additional capital in order to complete clinical development of any of our current programs. Changes in economic conditions, including rising inflation and interest rates, lower consumer confidence, volatile equity capital markets and lower market prices for our securities, ongoing supply chain disruptions and geopolitical instability may adversely affect our business, our future capital requirements and our ability to finance our future cash needs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development, marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•
the timing and outcome of our exploration of potential strategic alternatives;
•
our financial requirements following any strategic transaction;
•
timing of and costs associated with our restructuring, and the savings benefits we expect to receive from the restructuring;

•
the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates, including GB1211, GB2064 and any our other product candidates we develop in the future;
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
•
the timelines of our clinical trials and the overall costs to finish clinical trials due to geopolitical instability and conflict;
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
•
changes in economic conditions, lower consumer confidence and volatile equity capital markets; and
•
the costs of continuing to operate as a public company.

We do not have any committed external source of funds or other support for our development efforts, and we cannot be certain that additional funding will be available on acceptable terms, if at all. Until such time, if ever, as we can generate substantial product revenue and subject to our pursuit of a potential strategic transaction and the consummation of such potential transaction, we expect to finance our future operations through our existing cash and cash equivalents and marketable securities and through a combination of equity offerings, including sales under our Open Market Sale AgreementSM with Jefferies LLC, as sales agent, to provide for the issuance and sale of up to $50.0 million of our common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus, or the ATM Program, debt financings, collaborations, strategic alliances, marketing and distribution arrangements, and/or licensing arrangements. Volatility in equity capital markets may adversely affect the market price of our equity securities, which may materially and adversely affect our ability to fund our business through public or private sales of equity securities, including sales under our ATM Program. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. In addition, any debt financing may subject us to fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable intellectual property or other rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also may be required to seek collaborators for any of our product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. Market volatility and economic uncertainty in various global markets resulting from geopolitical instability and conflict or other factors could also adversely impact our ability to access capital as and when needed. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our other research and development initiatives. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

SEC regulations limit the funds we can raise during 12 months under our shelf registration statement on Form S-3.

As of March 1, 2024, our public float was approximately $19.3 million, based on 27,112,697 shares of outstanding common stock held by non-affiliates and at $0.82 per share, which was the last reported sale price of our common stock on the Nasdaq Global Select Market on March 1, 2024. SEC regulations limit the amount companies with a public float of less than $75 million may raise during 12 months under a shelf registration statement on Form S-3. We are subject to General Instruction I.B.6, Form S-3, or the Baby Shelf Rule. As of the filing of this Annual Report on Form 10-K, we are subject to the Baby Shelf Rule. Under the Baby Shelf Rule, the amount of funds we can raise through primary public securities offerings in any 12 months using a registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of our common stock held by non-affiliates of the Company. Therefore, we will be limited in the proceeds we can raise by selling shares of our common stock using our Form S-3 until our public float exceeds $75 million. Before our public float exceeds $75 million, if our public float decreases, the number of securities we may sell under our Form S-3 shelf registration statement will also decrease. Even if sufficient funding is available, there can be no assurance that it will be available on terms acceptable to our stockholders or us. Furthermore, if we are required or choose to file a new registration statement on a form other than Form S-3, we may incur additional costs and be subject to delays due to review by the SEC staff.

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
•
our financial requirements following any strategic transaction;
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
•
general market conditions or extraordinary external events, such as increased economic uncertainty in the United States and abroad;
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

We are a clinical-stage biotechnology company with a limited operating history. We were founded as Galecto Biotech AB, a Swedish operating company, in 2011 and incorporated in Delaware as Galecto, Inc. in October 2019, have no products approved for commercial sale and have not generated any revenue. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of our product candidates. Our approach to the discovery and development of product candidates is unproven, and we do not know whether we will be able to develop any products of commercial value. In addition, our product candidates, including GB1211 and GB2064, are in the early stages of clinical development. These programs will require substantial additional development and clinical research time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have not yet demonstrated the ability to progress any product candidate through later-stage clinical trials leading to successful marketing authorization. We may be unable to obtain regulatory approval, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, achieve market access, and acceptance with insurers and health care providers, or conduct sales and marketing activities necessary for successful product commercialization. Investment in biotechnology and biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by early-stage biotechnology and biopharmaceutical companies in rapidly evolving fields. Consequently, we have no meaningful history of operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products.

Our business is highly dependent on the success of our product candidates, GB1211 and GB2064, as well as any other product candidates that we advance into the clinic. All of our product candidates may require significant additional preclinical and clinical development before we may be able to seek regulatory approval for and launch a product commercially.

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We are very early in our development efforts, and our product candidates, including GB1211 and GB2064, are in early clinical development. If these product candidates encounter safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and business would be significantly harmed.

Before we can generate any revenue from sales of our fibrosis or oncology product candidates, we must undergo additional preclinical and clinical development, regulatory review and approval in one or more jurisdictions. In addition, if one or more of our product candidates are approved, we must ensure access to sufficient commercial manufacturing capacity and conduct significant marketing efforts in connection with any commercial launch. These efforts will require substantial investment, and we may not have the financial resources to continue development of our product candidates.

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
•
delays in enrolling subjects in clinical trials, including due to geopolitical instability and conflict in Eastern Europe and the economic challenges caused by global pandemics such as the COVID-19 pandemic;
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

To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. In particular, the general approach for FDA approval of a new drug is dispositive data from two well-controlled, Phase 3 clinical trials of the relevant drug in the relevant patient population. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and take years to complete. A product candidate can fail at any stage of testing, even after observing promising signals of activity in earlier preclinical studies or clinical trials. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. . There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. For example, in August 2023, we announced that our Phase 2b trial evaluating GB0139 for the treatment of idiopathic pulmonary fibrosis, or IPF, did not meet its primary endpoint of change from baseline in rate of decline in forced vital capacity. As a result, we announced that we were discontinuing development of GB0139. A number of companies in the biotechnology and biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved as therapeutic products, and there can be no assurance that any of our future clinical trials will ultimately be successful or support further clinical development of any of our fibrosis or oncology product candidates. Product candidates that appear promising in the early phases of development may fail to reach the market for several reasons, including:

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

We have conducted our past clinical trials in foreign countries. If we continue to seek to conduct clinical trials in foreign countries or pursue marketing approvals in foreign jurisdictions, we must comply with numerous foreign regulatory requirements governing, among other things, the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process varies among countries and may include all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Moreover, the time required to obtain approval from foreign regulatory agencies may differ from that required to obtain FDA approval. Approval by the FDA does not ensure approval by regulatory authorities outside the United States and vice versa.

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

We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our fibrosis or oncology product candidates.

We may experience delays in initiating or completing clinical trials. We also may experience numerous unforeseen events during, or as a result of, any future clinical trials that could delay or prevent our ability to receive marketing approval for, or to commercialize, any of our fibrosis or oncology product candidates in development, including:

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
•
due to the impact of economic challenges caused by global pandemics and uncertainty in various global markets caused by geopolitical instability, we may experience delays or interruptions to our manufacturing supply chain, or we could suffer delays in reaching, or we may fail to reach, agreement on acceptable terms with third-party service providers on whom we rely;
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

Our product candidates are designed to inhibit galectin-3 or LOXL2, and we believe such inhibition can play a key role in regulating fibrosis and cancer. However, our products are still in the testing phase. If significant adverse events or other side effects are observed in any of our ongoing or future clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, or we may be required to reduce the dosage amount of our intended product candidate or abandon the trials or our development efforts altogether. For instance, in the dose selection phase of our Phase 2a GALLANT-1 trial evaluating GB1211 in combination with atezolizumab for the first-line treatment of NSCLC, we observed two serious adverse events of autoimmune-type skin rashes (showing perivascular lymphocytic infiltrates), which were determined by the principal investigator to be related to the administration of atezolizumab. The reactions were similar to those observed with atezolizumab and described in the label, however, in accordance with the protocol, we reduced the GB1211 dose to 100mg twice daily for the second patient cohort. Some potential therapeutics developed in the biotechnology and biopharmaceutical industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies.

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

From 2020 to 2022, the COVID-19 pandemic caused delays in certain of our studies, including (i) a delay in recruitment for our Phase 2b trial of GB0139 in IPF patients, which resulted in certain trial protocol amendments and increased costs and (ii) a delay in the initiation and recruitment of our planned and ongoing clinical trials of GB1211 and GB2064. We may continue to experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients depends on many factors, including:

•
the patient eligibility and exclusion criteria defined in the protocol;
•
the size of the patient population required for analysis of the trial’s primary endpoints and the process for identifying patients;

•
the willingness or availability of patients to participate in our trials (including due to fears of contracting highly infectious or contagious diseases) or known or perceived risks associated with our product candidates;
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

Our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. Certain of our clinical trials may also involve invasive procedures, such as bone marrow biopsies in our recently completed MYLOX-1 trial, which may lead some patients to drop out of trials to avoid these follow-up procedures.

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

We intend to develop certain of our product candidates and likely other future product candidates in combination with one or more other approved or unapproved therapies to treat cancer or other diseases. For example, in the fourth quarter of 2021, we announced that we had entered into a clinical trial supply agreement with Roche for our planned Phase 2a trial of GB1211 in combination with atezolizumab, a PD-L1 checkpoint inhibitor, for the first-line treatment of NSCLC. In the dose selection phase of our Phase 2a GALLANT-1 trial for the first-line treatment of NSCLC, we observed two serious adverse events of autoimmune-type skin rashes (showing perivascular lymphocytic infiltrates), which were determined by the principal investigator to be related to the administration of atezolizumab. The reactions were similar to those observed with atezolizumab and described in the label. Both reactions responded to therapy with oral glucocorticosteroids and were clinically manageable. In accordance with the protocol, we reduced the GB1211 dose to 100mg twice daily for the second patient cohort. We did not observe such reaction in the second patient cohort, for which we reported topline results in the fourth quarter of 2023. Although we may be able to observe activity of our product candidates as a monotherapy, it may be difficult to observe activity of our product candidates when administered with approved agents or investigational products. Such discoveries may lead to discontinuations of certain dosing groups and the modification or termination of our clinical trials. We are unable to predict how the results of our combination therapy trial cohorts could affect the prospects for securing marketing approval of our product candidates or commercial acceptance thereafter.

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

We have conducted and may in the future conduct clinical trials for our product candidates outside the United States. The FDA, EMA or comparable foreign regulatory authorities may not accept data from such trials, and doing so subjects us to the risk that clinical development of our product candidates may be adversely affected by changes in local and regional political and economic conditions.

Historically, our clinical trials enrolled some or all patients outside of the United States. The acceptance of trial data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authorities may be subject to certain conditions or may not be accepted at all. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; (ii) the trials were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA, EMA or any comparable regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

In particular, we may seek to enroll patients in our clinical trials in Ukraine, Russia and other Eastern European countries. Any escalation of political tensions, economic instability, military activity or civil hostilities in this region could disrupt or delay such trials, or adversely affect the timeliness of such trials. Our ability to conduct these trials may be dependent upon whether or not our involvement in such projects is restricted under U.S. or EU sanctions laws and the extent to which any of our current or prospective operations may become subject to those laws.

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

We have limited financial and human resources and intend to focus on research programs and product candidates for a limited set of indications. As a result, we may forgo or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential or a greater likelihood of success. In addition, we may seek to accelerate our development timelines, including by modifying the designs of ongoing or planned clinical trials or initiating certain clinical trials of our product candidates before earlier-stage studies have been completed. This approach may cause us to commit significant resources to prepare for and conduct later-stage trials for one or more product candidates that subsequently fail earlier-stage clinical testing. Therefore, our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities or expend resources on product candidates that are not viable.

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

We face an inherent risk of product liability as a result of testing our fibrosis or oncology product candidates in clinical trials and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical trials, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even a successful defense of these claims would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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
•
decline in our share price.

Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We will need to obtain additional insurance for clinical trials if we continue clinical development of our fibrosis and oncology product candidates, and as additional product candidates enter the clinic. However, we may be unable to obtain, or may obtain on unfavorable terms, clinical trial insurance in amounts adequate to cover any liabilities from any of our clinical trials. Our insurance policies may also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

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

There are a number of large biotechnology and biopharmaceutical companies that are currently pursuing the development of products for the treatment of the biological processes that drive fibrosis and certain cancers. Companies that we are aware of that are targeting the treatment of various fibrosis indications include large companies with significant financial resources such as AbbVie Inc., Akero Therapeutics, Inc., Biogen, Inc., Boehringer Ingelheim, Bristol Myers Squibb Co., Galectin Therapeutics, Inc., Gilead Sciences, Inc., Madrigal Pharmaceuticals, Inc., Novartis AG, Pharmaxis Ltd, Pliant Therapeutics, Inc. and Roche/Genentech. However, we know of no other companies currently in clinical development with an inhaled or orally available small molecule inhibitor of galectin-3 or an orally available small molecule inhibitor of LOXL2.

Many of our current or potential competitors, either alone or with their strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do.

Mergers and acquisitions in the biopharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, more convenient, or less expensive than any products that we may develop. Furthermore, products currently approved for other indications could be discovered to be effective treatments of the biological processes that drive fibrosis as well, which could give such products significant regulatory and market timing advantages over any fibrosis product candidates that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we do, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, products or technologies developed by our competitors may render our potential product candidates uneconomical or obsolete and we may not be successful in marketing any product candidates we may develop against competitors. The availability of competitive products could limit the demand, and the price we are able to charge, for any products that we may develop and commercialize.

Risks Related to Marketing, Reimbursement, Healthcare Regulations and Ongoing Regulatory Compliance

Even if a product candidate we develop receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

Even if any of the fibrosis or oncology product candidates that we develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, such as Medicare and Medicaid programs and managed care organizations, and others in the medical community. In addition, the availability of coverage by third-party payors may be affected by existing and future health care reform measures designed to reduce the cost of health care. If the product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable.

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

In connection with our efforts to expand our pipeline of product candidates and our exploration of strategic alternatives, we may enter into certain licenses or other collaboration agreements in the future pertaining to the in-license of rights to additional product candidates. Such agreements may impose various diligence, milestone payment, royalty, insurance or other obligations on us. If we fail to comply with these obligations, our licensor or collaboration partners may have the right to terminate the relevant agreement, in which event we would not be able to develop or market the products covered by such licenses or agreements.

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

Further, a European Unified Patent Court (UPC) came into force during 2023. The UPC is a common patent court to hear patent infringement and revocation proceedings effective for member states of the European Union. This could enable third parties to seek revocation of any of our European patents in a single proceeding at the UPC rather than through multiple proceedings in each of the jurisdictions in which the European patent is validated. Any such revocation and loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Moreover, the controlling laws and regulations of the UPC will develop over time, and may adversely affect our ability to enforce our European patents or defend the validity thereof. We may decide to opt out our European patents and patent applications from the UPC. If certain formalities and requirements are not met, however, our European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that our European patents and patent applications will avoid falling under the jurisdiction of the UPC, if we decide to opt out of the UPC.

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

We rely on third-party contract manufacturers to manufacture our product candidates for preclinical studies and clinical trials. We do not own manufacturing facilities for producing any clinical trial product supplies. There can be no assurance that our preclinical and clinical development product supplies will not be limited or interrupted, or that they will be of satisfactory quality or continue to be available at acceptable prices. For example, the extent to which instability in geographies where we have operations or global pandemics impact our ability to procure sufficient supplies for the development of our product candidates will depend on whether broad-based sanctions continue for long term or escalate or if the economic challenges caused by global pandemics continue to impact supply chain, among many other factors. Any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements.

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

We expect to continue to rely on third-party manufacturers if we receive regulatory approval for any of our fibrosis or oncology product candidates. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third party manufacturing for product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. Our or a third party’s failure to execute on our manufacturing requirements and comply with cGMP could adversely affect our business in a number of ways, including:

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

We rely on a sole supplier or, in some cases, a limited number of suppliers for the manufacture of components of our fibrosis and oncology product candidates. If these suppliers are unable to supply necessary materials to us in the quantities we require, or at all, or otherwise default on their supply obligations to us, we may not be able to obtain alternative supplies from other suppliers on acceptable terms, in a timely manner, or at all. We also do not have long-term supply agreements with any of our suppliers. Our current contracts with certain suppliers may be canceled or not extended by such suppliers and, therefore, do not afford us with protection against a reduction or interruption in supplies. Moreover, in the event any of these suppliers breach their contracts with us, our legal remedies associated with such a breach may be insufficient to compensate us for any damages we may suffer.

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

Risks Related to Managing Our Business and Operations

We may encounter difficulties in managing our organization, which could adversely affect our operations.

As of December 31, 2023, we had 13 full-time employees. As our clinical development and commercialization plans and strategies develop, and as we continue to operate as a public company, or if we consummate a strategic transaction, we may need to expand our managerial, clinical, regulatory, sales, marketing, financial, development, manufacturing and legal capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future growth would impose significant added responsibilities on members of management, including:

•
identifying, recruiting, integrating, maintaining and motivating additional employees;
•
managing our development and commercialization efforts effectively, including the clinical and FDA review process for our fibrosis and oncology product candidates, while complying with our contractual obligations to contractors and other third parties; and
•
improving our operational, financial and management controls, reporting systems and procedures.

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

In December 2019, we acquired PharmAkea Inc., or PharmAkea, and may acquire additional technology and complementary businesses in the future as part of our strategic review process or otherwise. Acquisitions involve many risks, any of which could materially harm our business, including the diversion of management’s attention from core business concerns, failure to effectively exploit acquired technologies, failure to successfully integrate the acquired business or realize expected synergies or the loss of key employees from either our business or the acquired businesses.

If we lose key management personnel, or if we fail to recruit additional highly skilled personnel, our ability to develop current product candidates or identify and develop new product candidates will be impaired, could result in loss of markets or market share and could make us less competitive.

Our ability to compete in the highly competitive biotechnology and biopharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including Hans T. Schambye, M.D., Ph.D., our Chief Executive Officer and President, and Jonathan Freve, our Chief Financial Officer. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.

We conduct our operations globally from several locations including Denmark, the United States, the U.K. and Canada. Competition for skilled personnel in our industry is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

To induce valuable employees to remain with us, in addition to salary and cash incentives, we have provided stock options and restricted stock units that vest over time. The value to employees of stock options and restricted stock units that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Our key employees are at-will employees, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key person” insurance policies, but we may enter into such policies, on the lives of these individuals or the lives of certain of our employees. There is no guarantee that any “key person” insurance policy we may enter into would adequately compensate us for the loss of any key employee. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior scientific and medical personnel.

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

Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics and pandemics, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Earthquakes or other natural disasters could further disrupt our operations and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event were to occur that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Portions of our future clinical trials may be conducted outside of the United States and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials more costly to operate. Furthermore, the most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. Changes in economic conditions, including rising inflation and interest rates, volatile equity capital markets and lower market prices for our securities may adversely affect our business, our future capital requirements and our ability to finance our future cash needs. A severe or prolonged economic downturn could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or international trade disputes could also strain our suppliers, some of which are located outside of the United States, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, or IRS, and the U.S. Treasury Department. Changes to applicable tax laws, rules, regulations, or their interpretation and application (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, many provisions of the Tax Cuts and Jobs Act of 2017, or TCJA, the Inflation Reduction Act of 2022, or IRA, and the Tax Relief for American Families and Workers Act of 2024 still require guidance through the issuance or finalization of regulations by the U.S. Treasury Department in order to fully assess their effects. There may be substantial delays before such regulations are promulgated or finalized as well as proposed technical corrections or other legislation, resulting in uncertainty as to their ultimate effects. Future changes in U.S. tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisors regarding the implications of potential changes in U.S. tax laws on an investment in our common stock.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could expose us to greater than anticipated tax liabilities.

The tax laws applicable to our business, including the laws of Denmark, Sweden, the United States, and other jurisdictions, are subject to interpretation. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing intercompany arrangements or our revenue recognition policies, which could increase our worldwide effective tax rate and harm our financial position and results of operations. It is possible that tax authorities may disagree with certain positions we have taken and any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. Further, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements and may materially affect our financial results in the period or periods for which such determination is made.

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

Several countries in which we are located allow for tax incentives to attract and retain business. We have obtained incentives where available and practicable. Our taxes could increase if certain tax incentives are retracted, which could occur if we are unable to satisfy the conditions on which such incentives are based, if they are not renewed upon expiration or if tax rates applicable to us in such jurisdictions otherwise increase. It is not anticipated that any material tax incentives will expire within the next year. However, due to the possibility of changes in existing tax law and our operations, we are unable to predict how any expirations will impact us in the future. In addition, acquisitions may cause our worldwide effective tax rate to increase, depending on the jurisdictions in which the acquired operations are located.

Certain of our subsidiaries may provide financing, products and services to, and may undertake certain significant transactions with, us or other of our subsidiaries in different jurisdictions. Several jurisdictions in which we operate have tax laws with detailed transfer pricing rules that require all transactions with non-resident related parties be priced using arm’s length pricing principles, and that contemporaneous documentation must exist to support such pricing. There is a risk that the relevant taxing authorities may not deem our transfer pricing documentation acceptable. In addition, the Organization for Economic Cooperation and Development, or OECD, continues to issue guidelines and proposals related to enacting a 15% global minimum corporate tax rate and participating OECD member countries continue to work towards the enactment of a global minimum tax rate. We will continue to monitor these developments and evaluate the impact of the global minimum tax, which could negatively impact our worldwide effective tax rate.

Our ability to use our net operating loss carryforwards and certain tax credit carryforwards may be subject to limitation.

We have net operating loss carryforwards and tax credit carryforwards for U.S. federal and state income tax purposes which will begin to expire in future years. Additionally, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. Under Section 382 of the Code and applicable U.S. Treasury Department regulations, this limitation would generally apply in the event of an "ownership change," generally defined as a cumulative change in equity ownership of our company of more than 50 percent, by value, within a rolling three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. Public offerings, private placements and other transactions that have occurred since our inception, may have triggered such an ownership change pursuant to Section 382 of the Code. Any such limitation, whether as the result of a prior public offering, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us, could have a material adverse effect on our results of operations in future years. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historic net operating losses and tax credit carryforwards is materially limited, it may result in increased future tax liability to us and could adversely affect our operating results and financial condition.

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

•
the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates, including GB2064, GB1211 and any our other product candidates we develop in the future;
•
any delay in our regulatory filings for our fibrosis or oncology product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including, without limitation, the FDA’s issuance of a “refusal to file” letter or a request for additional information;
•
adverse results or delays in future clinical trials;
•
our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•
adverse regulatory decisions, including failure to receive regulatory approval for our fibrosis and oncology product candidates;
•
changes in laws or regulations applicable to our fibrosis or oncology product candidates, including, but not limited to, clinical trial requirements for approvals;
•
adverse developments concerning our manufacturers;
•
our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
•
our inability to establish collaborations, if needed;
•
our failure to commercialize our product candidates, if approved;
•
additions or departures of key scientific or management personnel;
•
unanticipated serious safety concerns related to the use of GB1211, GB2064 or any other fibrosis or oncology product candidate;
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
•
general political and economic conditions, including conflict, hostilities or war, inflationary pressures and rising interest rates; and
•
other events or factors, many of which are beyond our control.

In addition, the stock market in general, and the market for biotechnology and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. You may not realize any return on your investment in us and may lose some or all of your investment. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources.

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

As of March 1, 2024, our executive officers, directors and their affiliates beneficially held, in the aggregate, approximately 11.2% of our outstanding voting stock. These stockholders, acting together, would be able to significantly influence matters requiring stockholder approval. For example, these stockholders would be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Governance Related to Cybersecurity Risks

Our board of directors is involved in risk oversight through its attention to our overall business strategy, and it has delegated oversight of risk assessment and management to the audit committee. The audit committee administers its risk oversight function by receiving periodic reports from members of senior management. Our audit committee discusses cybersecurity threats and our risk management processes at least annually, receives updates on relevant developments, and considers steps that our management has taken to monitor and seek to address risk exposures. The full board of directors also discusses with management our major risk exposures, their potential impact on us, and the steps we take to manage them.

Our Information Technology Administrator, working with and through external vendors, including our outsourced Data Protection Officer, implements and administers our information security processes. Our Information Technology Administrator, in conjunction with the Data Protection Officer, provides regular reports to our Chief Financial Officer and General Counsel on cybersecurity risks and the implementation of risk management processes.

Cybersecurity Risk Management and Strategy

Our processes to identify, assess, and manage risks presented by cybersecurity threats are informed by industry cybersecurity standards, including components of the National Institute of Standards and Technology Cybersecurity Framework, ISO 27001 standard, and Health Insurance Portability and Accountability Act (“HIPAA”) security regulations. Our cybersecurity management processes have included an assessment to identify key risk areas and to inform our overall strategy, as well as cybersecurity assessments in connection with our review of key financial systems. Our processes also include technical controls, such as network monitoring tools and multi-factor authentication, where appropriate, and we engage reputable vendors to host sensitive company information. Before contracting with such vendors or purchasing third party technology or other solutions that involve exposure to sensitive company information, we conduct due diligence on the vendor, which includes a security review, and we receive and review security updates and alerts from these vendors. We have also implemented annual training for employees as well as phishing and other attack simulations as part of our cybersecurity readiness processes.

We have established an incident response process to identify, assess, and respond to cybersecurity events, if any. This process includes established roles, responsibilities and procedures to guide incident response operations, and reporting procedures for notifying members of management and the audit committee, where appropriate. We also maintain back-ups and disaster recovery plans to restore information in the event of an incident. We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, like other companies in our industry, we and our third-party vendors have from time to time experienced threats and security incidents that could affect our information or systems.For more information, please see “Item 1A, Risk Factors.”

Item 2. Properties.

As of December 31, 2023, the facilities that we lease are the following:

Location	Primary Use	Approximate Square Footage	Lease Expiration Date	Renewal Option
Ole Maaloes Vej 3, DK-2200 Copenhagen N, Denmark	Office space	4,000	January 31, 2025	None
Evergreen House North, Grafton Place, London, NW1 2DX	Office space	1,000	February 29, 2024	None
Stevenage Open Innovation Bioscience Park, Stevenage, Hertfordshire, SG1 2FX	Laboratory space	1,046	December 31, 2023	None

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

Holders of Our Common Stock

As of March 1, 2024, we had 27,112,697 outstanding shares of common stock and no outstanding shares of preferred stock. At March 1, 2024, there were 23 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders represented by these record holders.

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

As of December 31, 2023, $56.5 million of the net proceeds from our IPO have been used for general working capital purposes, including the funding of our clinical development programs. We have invested the unused net proceeds from the offering in money market accounts and marketable debt securities. We expect to use the net proceeds from the offering described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 30, 2020.

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

In September 2023, we announced a corporate restructuring that resulted in a substantial reduction of our workforce and that we have initiated a process to evaluate strategic alternatives. As part of our ongoing strategic review process, we are exploring potential strategic alternatives that include, without limitation, a stock or asset acquisition, merger, business combination or other transaction. We are also exploring strategic transactions regarding our product candidates and related assets, including, without limitation, licensing transactions and asset sales. We expect to devote substantial time and resources to exploring strategic alternatives in order to maximize stockholder value. Despite devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We have not set a timetable for completion of this strategic review process, and our board of directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value or that we will make any cash distributions to our stockholders.

We currently expect our expenses to decrease in the near future due to our decision to stop development of certain of our product candidates and reduce our workforce while we explore strategic alternatives. Our remaining product candidates, GB1211 and GB2064, are in Phase 2 of clinical development. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the outcome of our exploration of strategic alternatives, as well as partnering and/or funding additional activities in order to achieve the successful development and eventual commercialization of one or more of these product candidates.

Our operations to date have been financed primarily from our initial public offering, or IPO, the issuance of common stock through our Open Market Sale AgreementSM with Jefferies LLC, as sales agent, to provide for the issuance and sale of up to $50.0 million of our common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus, or the ATM Program, the issuance of convertible preferred shares and convertible notes. Since inception, we have had significant operating losses. Our net loss was $38.3 million and $61.6 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $256.1 million and $33.2 million in cash, cash equivalents and marketable securities.

Galecto, Inc. was incorporated in Delaware in October 2019. Shares in Galecto Biotech AB, a Swedish operating company, were exchanged at a one-to-one ratio for shares in Galecto, Inc. in a common control/tax-free reorganization. As of December 31, 2023, the Company’s wholly owned subsidiaries were PharmAkea, Inc., Galecto Securities Corporation and Galecto Biotech AB. Galecto ApS, a Danish operating company, was Galecto Biotech AB’s wholly owned subsidiary.

Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our accounts payable and accrued expenses. However, we expect our research and development expenses, general and administrative expenses, and capital expenditures will decrease in the near future compared to prior periods due to the recent restructuring announced in connection with our exploration of strategic alternatives. We anticipate that our expenses will increase substantially if, and as, we:

•
negotiate and consummate a strategic business transaction;
•
advance our fibrosis and oncology product candidates and any future product candidates through clinical development, and, if successful, later-stage clinical trials;
•
advance our preclinical development programs into clinical development;
•
experience delays or interruptions to preclinical studies, clinical trials, our receipt of services from our third-party service providers on whom we rely, or our supply chain, including delays and economic uncertainty in various global markets caused by geopolitical instability and conflict and economic challenges caused by global health crises such as the COVID-19 pandemic;
•
seek regulatory approvals for any product candidates that successfully complete clinical trials;

•
commercialize our fibrosis and oncology product candidates and any future product candidates, if approved;
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

Subject to the outcome of our exploration of strategic alternatives, which may materially change any estimates, and based on current estimates of our expenses going forward, we believe that our existing cash, cash equivalents and marketable securities of $33.2 million as of December 31, 2023, will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months from the filing date of this Annual Report on Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our estimates do not include any cash, cash equivalents and marketable securities that will be needed to fund a potential strategic transaction nor our financial needs following the consummation of any strategic transaction.

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

Economic uncertainty in various global markets, including the U.S. and Europe, caused by political instability and conflict, such as the ongoing conflict in Ukraine and in Israel, have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain interruptions, which have caused record inflation globally. Our business, financial condition and results of operations could be materially and adversely affected by further negative impact on the global economy and capital markets resulting from these global economic conditions, particularly if such conditions are prolonged or worsen.

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

For additional information on the various risks posed by global economic uncertainties, please read the section entitled “Risk Factors” in this Annual Report on Form 10-K.

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

We have historically met the requirements to receive a tax credit in Denmark of up to $0.8 million per year for losses resulting from research and development costs of up to approximately $3.7 million per year. The tax credit is reported as a reduction to research and development expense in the consolidated statements of operations. We recorded a reduction to research and development expense of $0.8 million in both periods for the year ended December 31, 2023 and 2022, respectively. The credits are available the following year, in 2024 and 2025, respectively.

We have qualified for the R&D Expenditure Credit (RDEC) in United Kingdom for preclinical laboratory and in-patient clinical trials. The RDEC net tax benefit is reported in the consolidated statements of operations. We recorded a overall reduction for the RDEC, net of the UK corporation tax rate of $0.6 million in the year ended December 31, 2023, which includes relief for the tax years December 31, 2021 thru December 31, 2023. The RDEC is available the following year, in 2024.

Our direct research and development expenses are not currently tracked on a program-by-program basis. We use our personnel and infrastructure resources across multiple research and development programs directed toward identifying and developing product candidates. The majority of our clinical spending in the years ended December 31, 2023 and 2022 was on GB0139.

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

Because of the numerous risks and uncertainties associated with product development and the current stage of development of our product candidates and programs, we cannot reasonably estimate or know the nature, timing and estimated costs necessary to complete the remainder of the development of our product candidates or programs. We are also unable to predict if, when, or to what extent we will obtain approval and generate revenues from the commercialization and sale of our product candidates. The duration, costs and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:

•
successful completion of preclinical studies and clinical trials for our current fibrosis and oncology product candidates and any future product candidates;
•
data from our clinical programs that support an acceptable risk-benefit profile of our product candidates in the intended patient populations;
•
acceptance by the FDA, regulatory authorities in Europe, Health Canada or other regulatory agencies of regulatory filings for GB1211, GB2064 and any future product candidates;
•
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

Restructuring Costs

Our restructuring costs consist primarily of expenses related to employee severance and notice period payments, benefits and related costs and other expenses including non-cash stock-based compensation expense related to the accelerated vesting of certain share-based awards, lease commitments and legal expenses. We anticipate that our restructuring costs will decrease in the near future compared to the current period due to the majority of the restructuring charges being incurred in the period ended December 31, 2023 and that the execution of our restructuring plan was substantially complete at the end of 2023.

Other Income (Expense), Net

Our other income (expense), net is comprised of:

•
Interest income: The interest income earned on our cash, cash equivalents and marketable securities is recorded in our statements of operations.
•
Gain (loss) on sales of equipment: The gain on the sales of our equipment are recorded in our statements of operations.
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

Results of Operations – Comparison of the Years Ended December 31, 2023 and 2022

The following sets forth our results of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,		Change
	2023	2022	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$23,770	$48,206	$(24,436)	-51%
General and administrative	12,687	13,001	(314)	-2%
Restructuring costs	3,448	—	3,448	100%
Total operating expenses	39,905	61,207	(21,302)	-35%
Loss from operations	(39,905)	(61,207)	21,302	-35%
Other income (expense), net	1,556	(417)	1,973	-473%
Net loss	$(38,349)	$(61,624)	$23,275	-38%

Research and development expenses

Research and development expenses were comprised of:

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Preclinical studies and clinical trial-related activities	$7,849	$26,488	$(18,639)
Chemistry, manufacturing and control	2,157	7,019	(4,862)
Personnel	7,488	9,331	(1,843)
Consultants and other costs	6,276	5,368	908
Total research and development expenses	$23,770	$48,206	$(24,436)

Research and development expenses were $23.8 million for the year ended December 31, 2023, compared to $48.2 million for the year ended December 31, 2022. The decrease of $24.4 million was primarily related to decreased clinical trial-related expenses of $18.6 million due to discontinued clinical trial activities, decreased chemistry, manufacturing and control, or CMC, activities of $4.9 million and decreased personnel costs of $1.8 million, offset by increased consulting related costs and other research and development costs of $0.9 million.

General and administrative expenses

General and administrative expenses were $12.7 million for the year ended December 31, 2023, compared to $13.0 million for the year ended December 31, 2022. The decrease of $0.3 million was primarily related to decreased insurance costs of $0.9 million, decreased consulting costs of $0.5 million, offset by increased personnel costs of $0.8 million primarily related to an employee termination and increased other general and administrative costs of $0.3 million.

Restructuring costs

Restructuring costs were $3.4 million for the year ended December 31, 2023. There were no restructuring costs for the year ended December 31, 2022. The increase was primarily related to $3.2 million of employee severance and notice period payments, benefits and related costs.

Other income (expense), net

Other income, net was $1.6 million for the year ended December 31, 2023, compared to other (expense), net of $(0.4) million for the year ended December 31, 2022. The increase of $2.0 million was primarily due to increased interest income, net and increased foreign exchange loss, net.

Liquidity and Capital Resources

Sources of Liquidity

Our operations to date have been financed primarily through our IPO, the issuance of common stock through our at-the-market program and the issuance of convertible preferred shares and convertible notes. Since inception, we have had significant operating losses. On November 2, 2020, we completed our IPO in which we raised $86.3 million in net proceeds. On November 4, 2021, we filed with the SEC, and the SEC declared effective on November 12, 2021, a registration statement on Form S-3, or the Registration Statement, which registers the offering, issuance and sale of up to $200.0 million of our common stock, preferred stock, debt securities, warrants, subscription rights and/or units of any combination thereof. However, we are subject to General Instruction I.B.6 of Form S-3 which limits the amount that we can raise during 12 months under the Registration Statement. Pursuant to the Registration Statement, we also have an ATM Program with Jefferies LLC. During the quarter ended December 31, 2023, we had no sales under the ATM Program. During the year ended December 31, 2023, we sold an aggregate of 1,460,305 shares of our common stock under the ATM Program at a weighted average selling price of $2.10 per share. During the year ended December 31, 2022, we sold an aggregate of 390,560 shares of our common stock under the ATM Program at a weighted average selling price of $1.92 per share.

Our net losses were $38.3 million and $61.6 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $256.1 million and $33.2 million in cash, cash equivalents and marketable securities. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(36,911)	$(42,932)
Net cash provided by investing activities	22,330	12,384
Net cash provided by financing activities	2,876	507
Net decrease in cash and cash equivalents	$(11,705)	$(30,041)

Net Cash Used in Operating Activities

Cash used in operating activities of $36.9 million during the year ended December 31, 2023 was attributable to our net loss of $38.3 million and a net decrease of $4.4 million in our working capital, offset by a net increase in non-cash items of $5.8 million principally with respect to non-cash stock-based compensation, non-cash amortization of the right of use lease asset, non-cash amortization of premiums and discounts on marketable securities and non-cash depreciation of equipment.

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

Net Cash Used in Investing Activities

Cash provided by investing activities of $22.3 million for the year ended December 31, 2023 was attributable to $48.1 million in proceeds from the sale of marketable securities and $0.1 million for the proceeds from the sale of equipment, offset by $25.9 million for the purchase of marketable securities.

Cash provided by investing activities of $12.4 million for the year ended December 31, 2022 was attributable to $57.5 million in proceeds from the sale of marketable securities, offset by $44.9 million for the purchase of marketable securities and $0.2 million for the purchase of property and equipment.

Net Cash Provided by Financing Activities

Cash provided by financing activities of $2.9 million for the year ended December 31, 2023 was the result of net proceeds from the issuance of our common stock.

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

Subject to the outcome of our exploration of strategic alternatives which may materially change any estimates, and based on current estimates of our expenses going forward, we believe that our existing cash, cash equivalents and marketable securities of $33.2 million as of December 31, 2023 will be sufficient to fund our operating expenditures and capital expenditure requirements through at least the next 12 months from the filing date of this Annual Report on Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our estimates do not include any cash, cash equivalents and marketable securities that will be needed to fund a potential strategic transaction nor our financial needs following the consummation of any strategic transaction. Because our resource requirements could materially change depending on the outcome of our ongoing strategic alternative review process, we are unable to estimate the exact amount of our working capital requirements.

Any product candidates we may develop may never achieve commercialization and we anticipate that we will continue to incur losses for the foreseeable future. Until such time, if ever, as we can generate substantial product revenue and subject to our pursuit of a potential strategic transaction and the consummation of such potential transaction, we expect to finance our future operations through our existing cash and cash equivalents and marketable securities and through a combination of equity offerings, including sales under our ATM Program, debt financings, collaborations, strategic alliances, marketing and distribution arrangements, and/or licensing arrangements. Other than funds which can be raised through our ATM Program, which is subject to the limitations of Section 1.B.6 of Form S-3 preventing us from raising more than one-third of our public float on a 12-month rolling basis, we do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances, marketing and distribution arrangements, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we resume the development of our product candidates and are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•
the timing and outcome of our exploration of potential strategic alternatives;
•
our financial requirements following any strategic transaction;
•
the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates, including GB1211, GB2064 and any our other product candidates we develop in the future;
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
•
the timelines of our clinical trials and the overall costs to finish clinical trials due to geopolitical instability and conflict;
•
the outcome, timing and cost of meeting regulatory requirements established by the FDA, EMA and other comparable foreign regulatory authorities;
•
our ability to enter into contract manufacturing arrangements for supply of API and manufacture of our product candidates, and the terms of such arrangements;
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
•
changes in economic conditions, lower consumer confidence and volatile equity capital markets; and
•
the costs of continuing to operate as a public company.

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

The fair value of our awards in the year ended December 31, 2023 has been estimated using Black-Scholes based on the following assumptions: term of 6.0 years; volatility of 91.0%; risk-free rate of 3.8%; and no expectation of dividends. The fair value of our awards in the year ended December 31, 2022 has been estimated using Black-Scholes based on the following assumptions: term of 6.0 years; volatility of 90.0%; risk-free rate of 1.7%; and no expectation of dividends

We will continue to use judgment in evaluating the assumptions utilized for our equity-based compensation expense calculations on a prospective basis. In addition to the assumptions used in the Black-Scholes model, the amount of equity-based compensation expense we recognize in our consolidated financial statements includes stock option forfeitures as they occurred. We recognize forfeitures as they occur, and the compensation expense is reversed in the period that the forfeiture occurs.

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

We recognize tax benefits from uncertain tax positions only if (based on the technical merits of the position) it is more likely than not that the tax positions will be sustained on examination by the tax authority. The tax benefits recognized in the financial statements from such positions are measured based on the largest amount that is more than 50% likely to be realized upon ultimate settlement. We have not recorded any uncertain tax positions as of December 31, 2023 or 2022. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months. In the event we are assessed interest or penalties at some point in the future, they will be classified in the consolidated financial statements as a component of income tax expense. We have not incurred any interest or penalties.

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

Recently Adopted Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our consolidated financial statements for the years ended December 31, 2023 and 2022 for a discussion of recent accounting pronouncements.

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

Nasdaq Delisting Notice

On September 27, 2023, we received a written notice from the staff of Nasdaq’s Listing Qualifications Department, notifying us that, for the prior 30 consecutive business days, the bid price for our common stock had closed below the $1.00 per share minimum bid price requirement for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5450(a)(1), or the Minimum Bid Price Requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until March 25, 2024, to regain compliance with the Minimum Bid Price Requirement. If we fail to satisfy the continued listing requirements of Nasdaq, such as the Minimum Bid Price Requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and may, among other things, adversely impact our ability to raise additional capital or enter into strategic transactions. See “Part I, Item 1A. Risk Factors” for additional information.

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

We are also a “smaller reporting company,” meaning that the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time, we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K, and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Attestation report of the registered public accounting firm

This Annual Report on Form 10-K does not include an attestation report on the Company’s internal control over financial reporting from the Company’s independent registered public accounting firm due to the Company’s status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2023, none of the Company’s directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

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
(3)
Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File / Reg. Number

3.1	Amended and Restated Certificate of Incorporation of Registrant.	Form 8-K (Exhibit 3.1)	November 4, 2020	001-39655

3.2	Amended and Restated Bylaws of the Registrant.	Form 8-K (Exhibit 3.2)	November 4, 2020	001-39655

4.1	Specimen Common Stock Certificate.	Form S-1/A (Exhibit 4.1)	October 22, 2020	333-249369

4.2*	Description of Capital Stock.

10.1#	2020 Stock Option and Grant Plan.	Form S-1/A (Exhibit 10.1)	October 22, 2020	333-249369

10.2#*	2020 Equity Incentive Plan, and forms of award agreements thereunder.

10.3#	Senior Executive Cash Incentive Bonus Plan.	Form S-1/A (Exhibit 10.3)	October 22, 2020	333-249369

10.4#	Executive Separation Benefits Plan.	Form 8-K (Exhibit 10.1)	July 6, 2021	001-39655

10.5#	Form of Officer Indemnification Agreement between the Registrant and each of its executive officers.	Form S-1/A (Exhibit 10.4)	October 22, 2020	333-249369

10.6#	Form of Director Indemnification Agreement between the Registrant and each of its directors.	Form S-1/A (Exhibit 10.5)	October 22, 2020	333-249369

10.7#	Non-Employee Director Compensation Policy, as amended.	Form 8-K (Exhibit 10.1)	February 9, 2022	001-39655

10.8#	Service Agreement between Galecto Biotech ApS and Hans Schambye, dated April 23, 2013.	Form S-1/A (Exhibit 10.7)	October 22, 2020	333-249369

10.9#+	Bonus Agreement between Galecto Biotech ApS and Hans Schambye, dated September 26, 2023.	Form 10-Q (Exhibit 10.1)	November 6, 2023	001-39655
.
10.10#	Employment Agreement between Galecto, Inc. and Jonathan Freve, dated March 11, 2020.	Form S-1/A (Exhibit 10.12)	October 22, 2020	333-249369

10.11#	Amendment to Employment Agreement between Galecto, Inc. and Jonathan Freve, dated March 14, 2020.	Form S-1/A (Exhibit 10.13)	October 22, 2020	333-249369

10.12#	Retention Compensation Agreement between Galecto, Inc. and Jonathan Freve, dated September 26, 2023.	Form 10-Q (Exhibit 10.2)	November 6, 2023	001-39655

Exhibit Number	Exhibit Description	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File / Reg. Number

10.13#	Employment Contract between Galecto Biotech ApS and Bertil E. Lindmark, dated November 28, 2019.	Form S-1/A (Exhibit 10.10)	October 22, 2020	333-249369

10.14#	Addendum to Employment Contract between Galecto Biotech ApS and Bertil E. Lindmark, dated January 15, 2020.	Form S-1/A (Exhibit 10.11)	October 22, 2020	333-249369

10.15#	English language summary of Lease Agreement between Galecto Biotech ApS and COBIS A/S, dated April 5, 2021.	Form 10-Q (Exhibit 10.1)	August 5, 2021	001-39655

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of EY Godkendt Revisionspartnerselskab, independent registered public accounting firm.

24.1*	Power of Attorney (included on signature page to this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97#*	Incentive Compensation Recovery Policy.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

# Indicates management contract or any compensatory plan, contract or arrangement.

+ Certain identified information has been excluded from the exhibit pursuant to Item 601(b) (10) (iv) of Regulation S-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Galecto, Inc.

Date: March 8, 2024	By:	/s/ Hans T. Schambye
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

Name	Title	Date

/s/ Hans T. Schambye	President, Chief Executive Officer and Director	March 8, 2024
Hans T. Schambye, M.D., Ph.D.	(Principal Executive Officer)

/s/ Jonathan Freve	Chief Financial Officer (Principal	March 8, 2024
Jonathan Freve	Financial and Accounting Officer)

/s/ Carl Goldfischer	Chairman	March 8, 2024
Carl Goldfischer, M.D.

/s/ Jayson Dallas	Director	March 8, 2024
Jayson Dallas, M.D.

/s/ Chau Q. Khuong	Director	March 8, 2024
Chau Q. Khuong

/s/ Søren Møller	Director	March 8, 2024
Søren Møller, Ph.D.

/s/ Amit D. Munshi	Director	March 8, 2024
Amit D. Munshi

/s/ Anne Prener	Director	March 8, 2024
Anne Prener, M.D., Ph.D.

/s/ David Shapiro	Director	March 8, 2024
David Shapiro, M.D.

GALECTO, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Galecto, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Galecto, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Copenhagen, Denmark

March 8, 2024

GALECTO, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$21,465	$32,786
Marketable securities	11,686	27,438
Prepaid expenses and other current assets	3,623	3,686
Total current assets	36,774	63,910
Marketable securities, non-current	-	5,832
Operating lease right-of-use asset	247	810
Equipment, net	78	357
Other assets, non-current	1,128	2,279
Total assets	$38,227	$73,188
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,702	$3,350
Accrued expenses and other current liabilities	4,128	7,757
Total current liabilities	5,830	11,107
Operating lease liabilities, non-current	66	328
Total liabilities	5,896	11,435
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized at December 31, 2023 and 2022; no shares issued or outstanding as of December 31, 2023 and 2022	—	—
Common stock, par value of $0.00001 per share; 300,000,000 shares authorized at December 31, 2023 and 2022; 27,112,697 and 25,652,392 shares issued and outstanding at December 31, 2023 and 2022, respectively	—	—
Additional paid-in capital	288,036	279,733
Accumulated deficit	(256,085)	(217,736)
Accumulated other comprehensive gain (loss)	380	(244)
Total stockholders’ equity	32,331	61,753
Total liabilities and stockholders’ equity	$38,227	$73,188

See accompanying notes to the consolidated financial statements.

Galecto, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Operating expenses
Research and development	$23,770	$48,206
General and administrative	12,687	13,001
Restructuring costs	3,448	—
Total operating expenses	39,905	61,207
Loss from operations	(39,905)	(61,207)
Other income (expense), net
Interest income, net	1,689	722
Gain on sale of equipment	64	—
Loss on sale of marketable securities	—	(70)
Foreign exchange transaction loss, net	(197)	(1,069)
Total other income (expense), net	1,556	(417)
Net loss	(38,349)	(61,624)
Net loss per common share, basic and diluted	$(1.44)	$(2.43)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	26,571,783	25,409,123
Other comprehensive gain (loss), net of tax
Currency translation gain	$393	$265
Unrealized gain (loss) on marketable securities	231	(259)
Reclassification adjustment for loss included in net income	—	70
Other comprehensive gain, net of tax	624	76
Total comprehensive loss	$(37,725)	$(61,548)

See accompanying notes to the consolidated financial statements.

Galecto, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2021	25,261,832	$—	$273,655	$(156,112)	$(320)	$117,223
Stock-based compensation expense	—	—	5,571	—	—	5,571
Issuance of common stock; net of issuance costs of $0.2 million	390,560	—	507	—	—	507
Other comprehensive gain, net	—	—	—	—	76	76
Net loss	—	—	—	(61,624)	—	(61,624)
Balance at December 31, 2022	25,652,392	—	279,733	(217,736)	(244)	61,753
Stock-based compensation expense	—	—	5,427	—	—	5,427
Issuance of common stock; net of issuance costs of $0.2 million	1,460,305	—	2,876	—	—	2,876
Other comprehensive gain, net	—	—	—	—	624	624
Net loss	—	—	—	(38,349)	—	(38,349)
Balance at December 31, 2023	27,112,697	$—	$288,036	$(256,085)	$380	$32,331

See accompanying notes to the consolidated financial statements.

Galecto, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(38,349)	$(61,624)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation of equipment	269	42
Gain on sale of equipment	(64)	—
Stock-based compensation	5,427	5,571
Amortization of premiums and discounts on marketable securities	(431)	566
Net loss on sale of marketable securities	—	70
Amortization of right of use lease asset	561	448
Accretion of lease liability	46	58
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	65	6,232
Other assets, non-current	1,148	(257)
Accounts payable	(1,648)	1,819
Accrued expenses and other current liabilities	(3,335)	4,666
Operating lease liabilities	(600)	(523)
Net cash used in operating activities	(36,911)	(42,932)
Cash flows from investing activities
Purchases of marketable securities	(25,937)	(44,865)
Proceeds from sale of marketable securities	48,184	57,445
Proceeds from the sale of equipment	83	—
Purchases of property and equipment	—	(196)
Net cash provided by investing activities	22,330	12,384
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	2,876	507
Net cash provided by financing activities	2,876	507
Net decrease in cash and cash equivalents	(11,705)	(30,041)
Effect of exchange rate changes on cash and cash equivalents	384	264
Cash and cash equivalents, beginning of year	32,786	62,563
Cash and cash equivalents, end of year	$21,465	$32,786
Supplemental disclosures of cash flow information:
Cash paid for taxes	$—	$—
Supplemental disclosures of noncash activities:
Operating lease liability arising from obtaining right-of-use assets	$—	$488

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

As of December 31, 2023, the Company’s wholly owned subsidiaries were PharmAkea, Inc. or PharmAkea, Galecto Securities Corporation and Galecto Biotech AB, a Swedish company. Galecto Biotech ApS, a Danish operating company, is a wholly-owned subsidiary of Galecto Biotech AB.

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

Liquidity and management plans

Since inception, the Company has devoted substantially all its efforts to business planning, research and development,

recruiting management and technical staff and raising capital, and has financed its operations primarily through the issuance of redeemable convertible preferred shares, debt financings and the Company’s initial public offering, or IPO, and sales of the Company's common stock in "at-the-market" offerings.

As of December 31, 2023, the Company had an accumulated deficit of $256.1 million, from recurring losses since inception in 2011. The Company has incurred recurring losses and has not generated revenue as no products have obtained the necessary regulatory approval in order to market products. The Company expects to continue to incur losses as a result of costs and expenses related to the Company’s clinical development and corporate general and administrative activities. The Company had negative cash flows from operating activities during the years ended December 31, 2023 and 2022 of $36.9 million and $42.9 million, respectively, and current projections indicate that the Company will have continued negative cash flows for the foreseeable future as it continues to fund operating expenses. Net losses incurred for the years ended December 31, 2023 and 2022 amounted to $38.3 million and $61.6 million, respectively.

At December 31, 2023, the Company’s cash, cash equivalents and marketable securities amounted to $33.2 million, current assets amounted to $36.8 million and current liabilities amounted to $5.8 million. At December 31, 2022, the Company’s cash, cash equivalents and marketable securities amounted to $66.1 million, current assets amounted to $63.9 million and current liabilities amounted to $11.1 million.

On September 26, 2023, the Company announced a restructuring plan to reduce the Company's operations to preserve financial resources, resulting in a reduction of the Company’s workforce by up to 29 people, or approximately 70% of the Company's existing headcount. As of December 31, 2023, the Company has incurred $3.4 million in restructuring charges in connection with the restructuring, consisting primarily of cash-based expenses related to employee severance and notice period payments, benefits and related costs.

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

Principles of consolidation

The Company’s consolidated financial statements for 2023 and 2022 include Galecto, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value and may include money market funds, U.S. Treasury and U.S. government-sponsored agency securities, corporate debt, commercial paper and certificates of deposit. The Company had money market funds of $13.6 and $16.4 million as of December 31, 2023 and 2022, respectively, which are included in cash and cash equivalents and reported at fair value (Note 4).

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

The Company reports available-for-sale debt securities at fair value at each balance sheet date and includes any unrealized holding gains and losses (the adjustment to fair value), net of applicable taxes, in accumulated other comprehensive income (loss), a component of stockholders’ equity. The cost of debt securities is adjusted for the amortization of premium and accretion of discounts to maturity. Such amortization and accretion is included in interest income. Realized gains and losses are determined using the specific identification method and are included in other income (expense). If any adjustment to fair value reflects a decline in the value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other than temporary,” including the intention to sell and, if so, marks the investment to market through a charge to the Company’s consolidated statements of operations and comprehensive loss. The Company had debt securities of $11.7 and $33.3 million as of December 31, 2023 and 2022, respectively, which are included in marketable securities and marketable securities, non-current and reported at fair value (Note 4).

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

Impairment of long-lived assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If the undiscounted cash flows are insufficient to recover the carrying value, an impairment loss is recorded for the difference between the carrying value and fair value of the asset. Refer to Note 12 for further details.

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

The Company has met the requirements to receive a tax credit in Denmark for losses resulting from research and development costs of up to $3.7 million and $3.6 million for the years ended December 31, 2023 and 2022, respectively. The tax credit is reported as a reduction to research and development expense in the consolidated statements of operations. For the years ended December 31, 2023 and 2022, research and development expenses include refundable tax credits of $0.8 million for both periods.

The Company has qualified for the R&D Expenditure Credit (RDEC) in United Kingdom for preclinical laboratory and in-patient clinical trials. The RDEC net tax benefit is reported in the consolidated statements of operations. For the years ended December 31, 2023, the Company recorded a overall reduction for the RDEC, net of the UK corporation tax rate of $0.6 million, which includes relief for the tax years December 31, 2021 thru December 31, 2023.

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

For the years ended December 31, 2023 and 2022, both methods are equivalent. Basic and diluted net loss per share is described further in Note 13.

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

A summary of the Company’s available-for-sale investments as of December 31, 2023 and 2022 consisted of the following (in thousands):

	At December 31, 2023
	Amortized	Gross Unrealized	Gross Unrealized	Fair
Marketable securities:	Cost	Gains	Losses	Value
Corporate bonds	$11,720	$—	$(34)	$11,686
Total	$11,720	$—	$(34)	$11,686

	At December 31, 2022
	Amortized	Gross Unrealized	Gross Unrealized	Fair
Marketable securities:	Cost	Gains	Losses	Value
Corporate bonds	$27,573	$—	$(135)	$27,438
Total	$27,573	$—	$(135)	$27,438
Marketable securities, non-current:
Corporate bonds	$5,963	$—	$(131)	$5,832
Total	$5,963	$—	$(131)	$5,832

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

A summary of the assets that are measured at fair value as of December 31, 2023 and 2022 is as follows (in thousands):

	Fair Value Measurement at December 31, 2023
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$13,610	$13,610	$—	$—
Debt securities	11,686	—	11,686	—
Total	$25,296	$13,610	$11,686	$—

	Fair Value Measurement at December 31, 2022
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$16,445	$16,445	$—	$—
Debt securities	33,270	—	33,270	—
Total	$49,715	$16,445	$33,270	$—
(1)
Money market funds with maturities of 90 days or less at the date of purchase are included within cash and cash equivalents in the accompanying consolidated balance sheets and are recognized at fair value.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2023	2022
Research and development tax credit receivable	$1,438	$792
Contract research and development costs	1,046	1,450
Prepaid insurance costs	774	805
Value-added tax refund receivable	280	587
Other	85	52
Total prepaid expenses and other current assets	$3,623	$3,686

6. LEASES

The Company has the following operating leases:

Location	Primary Use	Lease Expiration Date	Renewal Option
Copenhagen, Denmark	Corporate headquarters	January 2025	None
London, United Kingdom	Office space	February 2024	None
Gothenburg, Sweden	Office space	November 2023	None
Gothenburg, Sweden	Office space	November 2023	None
Stevenage, United Kingdom	Laboratory space	December 2023	None

The Company has no finance leases and has elected to apply the short-term lease exception to all leases of one year or less. Rent expense for years ended December 31, 2023 and 2022 was $0.6 million and $0.5 million, respectively.

Quantitative information regarding the Company’s leases for the years ended December 31, 2023 and 2022 is as follows (in thousands):

	Year Ended December 31,
Lease Cost:	2023	2022
Operating lease cost	$571	$506

Other Information:
Operating cash flows paid for amounts included in the measurement of lease liabilities	$565	$523
Operating lease liabilities arising from obtaining right-of-use assets	$—	$488

As of December 31, 2023 and 2022, the weighted average remaining lease term for operating leases was 0.9 years and 1.8 years, respectively.

As of December 31, 2023 and 2022, the weighted average discount rate for operating leases was 8% for both periods.

Operating lease liabilities are as follows at December 31, 2023 (in thousands):

Operating Leases
2024	$241
2025	17
2026	—
2027	—
2028	—
Total lease payments	258
Less: imputed interest	(9)
Total lease liabilities	$249

7. PROPERTY AND EQUIPMENT, NET

Equipment as of December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Equipment	$107	$419
Less: accumulated depreciation	(29)	(62)
Equipment, net	$78	$357

Depreciation expense for the years ended December 31, 2023 and 2022 was $269,000 and $42,000, respectively.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Restrucuring costs	$1,734	$—
Employee compensation costs	987	597
Contract research and development costs	685	6,145
Lease liabilities, current	183	476
Other current liabilities	539	539
Total accrued expenses and other current liabilities	$4,128	$7,757

9. COMMITMENTS AND CONTINGENCIES

Lease commitments

The Company’s commitments related to lease agreements are disclosed in Note 6.

Legal proceedings

From time to time, the Company may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the years ended December 31, 2023 and 2022, and, to its knowledge, no material legal proceedings are currently pending or threatened.

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

10. STOCK-BASED COMPENSATION

Employee equity plan

In March 2020, the Company's board of directors and stockholders approved the 2020 Stock Option and Grant Plan (“2020 Plan”). Holders of stock options under the 2020 Plan shall be entitled to exercise the vested portion of the stock option during the term of the grant. If a qualified exit, as defined in the 2020 Plan, occurs before the stock option vests, then all of the holders' unvested options shall vest immediately.

In October 2020, the Company's board of directors and stockholders approved the 2020 Equity Incentive Plan (“2020 Equity Plan”). Following the adoption of the 2020 Equity Plan, no further options are available to be issued under the 2020 Plan. Stock options granted under the 2020 Equity Plan generally vest over a four-year period and expire ten years from the grant date. The 2020 Equity Plan will cumulatively increase by 5 percent of the number of shares of common stock issued and outstanding on January 1st each year until 2030. At December 31, 2023, the Company had 1,059,182 options available for future grant under the 2020 Equity Plan.

The following table sets forth the activity for the Company’s stock options during the periods presented:

	Number of Options	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2021	3,998,728	$6.51	—	$1,357,655
Granted	1,827,750	2.98	—	111,013
Cancelled	(47,593)	2.73	—	—
Outstanding at December 31, 2022	5,778,885	5.43	7.9	—
Granted	1,923,350	1.28	—	433,020
Cancelled	(815,346)	2.83	—	11,445
Outstanding at December 31, 2023	6,886,889	$4.58	6.7	$—
Vested and expected to vest at December 31, 2023	6,582,747	$4.54	6.7	$—
Vested and exercisable at December 31, 2023	4,525,339	$5.31	5.8	$—

The weighted-average grant date fair value of all stock options granted during the year ended December 31, 2023 was $0.95. The intrinsic value at December 31, 2023 and 2022 is based on the closing price of the Company’s common stock on that date of $0.72 and $1.15 per share, respectively.

Stock-based compensation

The grant date fair value of stock options vested during the years ended December 31, 2023 and 2022 was $6.1 million and $6.8 million, respectively. Total unrecognized compensation expense related to unvested options granted under the Company’s stock-based compensation plan was $5.1 million at December 31, 2023, which is expected to be recognized over a weighted average period of 1.6 years. The Company recorded stock-based compensation expense related to the issuance of stock as follows (in thousands):

	For the Year Ended December 31,
	2023	2022
Research and development	$2,452	$2,618
General and administrative	2,975	2,953
Total Stock-based compensation	$5,427	$5,571

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

11. INCOME TAXES

The Company had no income tax expense or benefit for the years ended December 31, 2023 and 2022. The Company has incurred net operating losses for all the periods presented. The Company has not reflected the benefit of any such net operating loss carryforwards in the accompanying financial statements. In 2019, the domicile of the reporting entity has changed from Denmark to the United States resulting in a tax rate of 21% in 2023 and 2022. This is discussed further below.

The components of net loss are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Domestic	$(8,142)	$(10,163)
Foreign	(30,207)	(51,461)
Total	$(38,349)	$(61,624)

Reconciliation of effective tax rate

The effective tax rate for the years ended December 31, 2023 and 2022 is different from the statutory rate primarily due to the valuation allowance against deferred tax assets as a result of insufficient sources of income. The reconciliation of the statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022
Income tax benefit at the statutory rate	21.0%	21.0%
Orphan Drug Credit	2.3	6.6
Permanent differences	(2.4)	2.5
State income taxes	1.6	1.1
Foreign rate differential	0.8	0.8
Change in valuation allowance	(23.3)	(32.0)
Total	—%	—%

Deferred taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
Deferred tax assets:	2023	2022
Net operating loss carryforwards	$52,393	$43,716
Orphan Drug Credit	8,924	8,036
U.S. research and development credits	1,191	1,191
Bonus compensation	803	544
Fixed assets	16	—
Accruals	84	—
Total deferred tax assets	$63,411	$53,487
Valuation allowance	(63,411)	(53,472)
Net deferred tax assets	—	15

Deferred tax liabilities:
Fixed assets	—	(15)
Total deferred tax liabilities	—	(15)
Net noncurrent deferred tax asset(liability)	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The Company regularly assesses the likelihood that the deferred tax assets will be recovered from future taxable income. The Company considers projected future taxable income and ongoing tax planning strategies, then records a valuation allowance to reduce the carrying value of the net deferred taxes to an amount that is more-likely-than-not able to be realized. Based upon the Company’s assessment of all available evidence, including the previous three years of taxable income and loss after permanent items, estimates of future profitability, the Company’s overall prospects of future business and pursuant to the pursuit of strategic alternatives, the Company determined that it is more-likely-than-not that the Company will not be able to realize a portion of the deferred tax assets in the future. The Company will continue to assess the potential realization of deferred tax assets on an annual basis, or an interim basis if circumstances warrant. If the Company’s actual results and updated projections vary significantly from the projections used as a basis for this determination, the Company may need to change the valuation allowance against the gross deferred tax assets. On the basis of this evaluation, a full valuation allowance at December 31, 2023 and December 31, 2022 was recorded of $63.4 million and $53.5 million, respectively, to reduce the net deferred tax assets to their estimated realizable value. The change in valuation allowance was $9.9 million.

The Company is subject to taxation in the United States, United Kingdom and Denmark. As of December 31, 2023, tax years 2019 and forward were generally open to examination by the United States and foreign tax authorities. There are audits in progress by the Danish tax authority; however, there are no pending examinations by any of the United States or the United Kingdom tax authorities. The Danish tax authority has not made any assessments as of December 31, 2023.

As of December 31, 2023, the Company had gross U.S. federal net operating losses, or NOLs, of $37.2 million and federal research and development credits, or R&D credits, of $1.2 million and Orphan Drug Credit, or ODC, of $8.9 million to offset tax liabilities. The federal R&D credit and ODC carryforwards begin to expire in 2033 and 2042, respectively. All of the federal NOLs have an infinite life. The Company also had gross state NOLs of $35.0 million, which are available to offset state tax liabilities. The state NOLs begin to expire in 2040. The Company also had NOLs in Denmark of $192.6 million which have an indefinite life. Federal and state NOLs and R&D credit and ODC carryforwards are also subject to annual limitations in the event that cumulative changes in the ownership interests of significant stockholders exceed 50% over a three-year period, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986. The Company has not completed an analysis to determine if the NOLs and R&D credits are limited due to a change in ownership.

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

The Company qualifies for the R&D Expenditure Credit (RDEC) in United Kingdom, which is a taxable credit payable at 20% (13% prior to April 2023) for certain R&D expenditures. The net benefit of the credit is 15% (10.53% prior to April 2023) after taking the UK corporation tax rate into account.

12. RESTRUCTURING ACTIVITIES

In September 2023, the Company’s Board of Directors approved a restructuring plan (the “Restructuring Plan”) to reduce the Company’s operating costs and better align its workforce with the needs of its business. The Restructuring Plan eliminated approximately 70% of the Company’s workforce.

Employees affected by the Restructuring Plan obtained involuntary termination benefits pursuant to a one-time benefit arrangement. For employees who were notified of their termination in September 2023 and have no requirements to provide future service, the Company recognized the liability for the termination benefits in full at fair value at the time of termination. For employees who are required to render services beyond a minimum retention period to receive their one-time termination benefits, the Company recognized the termination benefits ratably over their future service periods. The service periods began in October 2023 and ended in December 2023. The Company recorded employee termination benefit charges during the year ended December 31, 2023 of $3.4 million and has included them as operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Restructuring costs pertaining to the Restructuring Plan consist of the following (in thousands):

For the Year Ended December 31, 2023
Balance at December 31, 2022	$—
Restructuring expenses incurred	3,448
Payments	(1,593)
Non-cash charges	(121)
Balance at December 31, 2023	$1,734

The Company incurred an impairment charge related to a leased facility of $29,000 during the year ended December 31, 2023 resulting from the Restructuring Plan.

In September 2023, the Board of Directors approved arrangements designed to provide that the Company will have the continued dedication and commitment of its remaining employees, including executives, determined to be key to the Company’s planned go-forward operations. The Board of Directors approved, and management implemented, a retention program for employees remaining with the Company which includes cash retention bonuses totaling $1.2 million for certain retained employees, provided that they remain within the Company through various requisite service periods. As a result, these cash retention bonuses are being accrued over the requisite service period. With respect to the CEO of the Company, he is only entitled to a cash bonus upon the achievement of certain corporate and strategic milestones for the Company. During the year ended December 31, 2023, the Company recorded a retention accrual of $0.4 million.

13. NET LOSS PER SHARE

Basic and diluted net loss per share is calculated as follows (in thousands except share and per share amounts):

	Year Ended December 31,
	2023	2022
Net loss	$(38,349)	$(61,624)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	26,571,783	25,409,123
Net loss per common share, basic and diluted	$(1.44)	$(2.43)

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	Year Ended December 31,
	2023	2022
Stock options to purchase common stock	6,886,889	5,778,885

14. DEFINED CONTRIBUTION PLAN

The Company has a 401(k)-defined contribution plan (the “401(k) Plan”) for its U.S. based employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits. At the discretion of its Board, the Company may elect to match employee contributions. For the years ended December 31, 2023 and 2022, the Company paid a match of up to 6%, up to the maximum permitted by the Internal Revenue Code, which amounted to $0.1 million during both periods and is expensed as personnel costs when incurred.

15. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2023 and 2022, the Company had no material related party transactions.

16. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date on which the consolidated financial statements were issued. The Company has concluded that no subsequent events have occurred that require disclosure to the consolidated financial statements.