Form 10-Q
period 2024-03-31
Galecto, Inc.
filed 2024-04-29
CIK 1800315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 001-39655

GALECTO, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	37-1957007
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Ole Maaloes Vej 3 DK-2200 Copenhagen N Denmark	N/A

75 State Street, Suite 100 Boston, MA 02109	02109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (+45) 70 70 52 10

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, par value $0.00001 per share	GLTO	The Nasdaq Capital Market

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

As of April 24, 2024, the registrant had 27,112,697 shares of common stock, $0.00001 par value per share, outstanding.

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

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, the reasons described elsewhere in this Quarterly Report on Form 10-Q and those set forth in Part I, Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current view with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, industry, and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GALECTO, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2024	2023
Assets	(unaudited)
Current assets
Cash and cash equivalents	$21,091	$21,465
Marketable securities	6,080	11,686
Prepaid expenses and other current assets	3,370	3,623
Total current assets	30,541	36,774
Operating lease right-of-use asset	152	247
Equipment, net	73	78
Other assets, non-current	1,711	1,128
Total assets	$32,477	$38,227
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,665	$1,702
Accrued expenses and other current liabilities	2,653	4,128
Total current liabilities	4,318	5,830
Operating lease liabilities, non-current	—	66
Total liabilities	4,318	5,896
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized at March 31, 2024 and December 31, 2023; no shares issued or outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, par value of $0.00001 per share; 300,000,000 shares authorized at March 31, 2024 and December 31, 2023; 27,112,697 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	289,395	288,036
Accumulated deficit	(261,562)	(256,085)
Accumulated other comprehensive gain	326	380
Total stockholders’ equity	28,159	32,331
Total liabilities and stockholders' equity	$32,477	$38,227

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Galecto, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses
Research and development	$2,463	$10,362
General and administrative	3,278	3,130
Total operating expenses	5,741	13,492
Loss from operations	(5,741)	(13,492)
Other income, net
Interest income, net	257	434
Foreign exchange transaction gain, net	7	64
Total other income, net	264	498
Net loss	$(5,477)	$(12,994)
Net loss per common share, basic and diluted	$(0.20)	$(0.51)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	27,112,697	25,672,902
Other comprehensive loss, net of tax
Currency translation gain (loss)	(86)	25
Unrealized gain on marketable securities	32	92
Other comprehensive gain (loss), net of tax	(54)	117
Total comprehensive loss	$(5,531)	$(12,877)

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Galecto, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

Three Months Ended	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
March 31, 2024	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2023	27,112,697	$—	$288,036	$(256,085)	$380	$32,331
Stock-based compensation expense	—	—	1,359	—	—	1,359
Other comprehensive loss, net	—	—	—	—	(54)	(54)
Net loss	—	—	—	(5,477)	—	(5,477)
Balance at March 31, 2024	27,112,697	$—	$289,395	$(261,562)	$326	$28,159

Three Months Ended	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
March 31, 2023	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2022	25,652,392	$—	$279,733	$(217,736)	$(244)	$61,753
Stock-based compensation expense	—	—	1,434	—	—	1,434
Issuance of common stock; net of issuance costs	21,082	—	23	—	—	23
Other comprehensive gain, net	—	—	—	—	117	117
Net loss	—	—	—	(12,994)	—	(12,994)
Balance at March 31, 2023	25,673,474	$—	$281,190	$(230,730)	$(127)	$50,333

See accompanying notes to the unaudited interim condensed consolidated financial statements.

GALECTO, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,477)	$(12,994)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	5	18
Stock-based compensation	1,359	1,434
Amortization of premiums and discounts on marketable securities	(12)	(154)
Amortization of right of use lease asset	93	121
Accretion of lease liability	4	16
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	252	(194)
Other assets, noncurrent	(582)	(212)
Accounts payable	(37)	200
Accrued expenses and other current liabilities	(1,449)	2,779
Operating lease liabilities	(92)	(148)
Net cash used in operating activities	(5,936)	(9,134)
Cash flows from investing activities:
Purchases of marketable securities	—	(12,751)
Proceeds from sale of marketable securities	5,650	14,125
Net cash provided by investing activities	5,650	1,374
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	23
Net cash provided by financing activities	—	23
Net decrease in cash and cash equivalents	(286)	(7,737)
Effect of exchange rate changes on cash and cash equivalents	(88)	19
Cash and cash equivalents, beginning of period	21,465	32,786
Cash and cash equivalents, end of period	$21,091	$25,068
Supplemental disclosures of cash flow information:
Cash paid for taxes	$—	$—
Supplemental disclosures of noncash activities:
Operating lease liabilities arising from obtaining right-of-use assets	$—	$—

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

As of March 31, 2024, the Company’s wholly owned subsidiaries were PharmAkea, Inc. or PharmAkea, Galecto Securities Corporation, and Galecto Biotech AB, a Swedish company. Galecto Biotech ApS, a Danish operating company, is a wholly-owned subsidiary of Galecto Biotech AB.

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

As of March 31, 2024, the Company had an accumulated deficit of $261.6 million, from recurring losses since inception in 2011. The Company has incurred recurring losses and has not generated revenue as no products have obtained the necessary regulatory approval in order to market products. The Company expects to continue to incur losses as a result of costs and expenses related to the Company’s clinical development and corporate general and administrative activities. The Company had negative cash flows from operating activities during the three months ended March 31, 2024 and 2023 of $5.9 million and $9.1 million, respectively, and current projections indicate that the Company will have continued negative cash flows for the foreseeable future as it continues to fund operating expenses. Net losses incurred for the three months ended March 31, 2024 and 2023 were $5.5 million and $13.0 million, respectively.

As of March 31, 2024, the Company’s cash, cash equivalents and marketable securities amounted to $27.2 million and current assets amounted to $30.5 million and current liabilities amounted to $4.3 million. At December 31, 2023, the Company’s cash, cash equivalents and marketable securities amounted to $33.2 million, current assets amounted to $36.8 million and current liabilities amounted to $5.8 million.

On September 26, 2023, the Company announced a restructuring plan to reduce the Company's operations to preserve financial resources, resulting in a reduction of the Company’s workforce by up to 29 people, or approximately 70% of the Company's then existing headcount. As of March 31, 2024, the Company has incurred $3.4 million in restructuring charges in connection with the restructuring, consisting primarily of cash-based expenses related to employee severance and notice period payments, benefits and related costs and believes that the execution of the restructuring plan has been substantially completed.

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

The accompanying interim condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023, and related interim information contained within the notes to the interim condensed consolidated financial statements, are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of March 31, 2024, results of operations, statement of stockholders’ equity for the three months ended March 31, 2024 and 2023 and its cash flows for the three months ended March 31, 2024 and 2023. All intercompany balances and transactions have been eliminated. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission (“SEC”) on March 8, 2024 ("2023 Consolidated Financial Statements"). The results for the three months ended March 31, 2024 are not necessarily indicative of the results expected for the full fiscal year or any interim period.

For the three months ended March 31, 2024, there have been no material changes to the significant accounting policies as disclosed in Note 2 to the 2023 Consolidated Financial Statements.

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

A summary of the Company’s available-for-sale investments as of March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	At March 31, 2024
	Amortized	Gross Unrealized	Gross Unrealized	Fair
Marketable securities:	Cost	Gains	Losses	Value
Corporate bonds	$6,081	$—	$(1)	$6,080
Total	$6,081	$—	$(1)	$6,080

	At December 31, 2023
	Amortized	Gross Unrealized	Gross Unrealized	Fair
Marketable securities:	Cost	Gains	Losses	Value
Corporate bonds	$11,720	$—	$(34)	$11,686
Total	$11,720	$—	$(34)	$11,686

4. PROPERTY AND EQUIPMENT, NET

Property and equipment as of March 31, 2024 consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Equipment	$107	$107
Less: accumulated depreciation	(34)	(29)
Equipment, net	$73	$78

Depreciation expense for the three months ended March 31, 2024 and 2023 was $5,000 and $18,000, respectively.

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

A summary of the assets that are measured at fair value as of March 31, 2024 and December 31, 2023 is as follows (in thousands):

	Fair Value Measurement at March 31, 2024
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$11,481	$11,481	$—	$—
Debt securities	6,080	—	6,080	—
Total	$17,561	$11,481	$6,080	$—

	Fair Value Measurement at December 31, 2023
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$13,610	13,610	—	—
Debt securities	11,686	—	11,686	—
Total	$25,296	$13,610	$11,686	$—
(1)
Money market funds with maturities of 90 days or less at the date of purchase are included within cash and cash equivalents in the accompanying condensed consolidated balance sheets and are recognized at fair value.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Research and development tax credit receivable	$1,420	$1,438
Contract research and development costs	944	1,046
Prepaid insurance costs	534	774
Value-added tax refund receivable	283	280
Other	189	85
Total prepaid expenses and other current assets	$3,370	$3,623

7. LEASES

The Company has the following operating leases:

Location	Primary Use	Lease Expiration Date	Renewal Option
Copenhagen, Denmark	Corporate headquarters	January 2025	None
London, United Kingdom	Office Space	February 2024	None

The Company has no finance leases and has elected to apply the short-term lease exception to all leases of one year or less. Rent expense for the three months ended March 31, 2024 and 2023 was $0.1 million during both periods.

Quantitative information regarding the Company’s leases for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
Lease Cost	2024	2023
Operating lease cost (in thousands)	$96	$137
Other Information
Operating cash flows paid for amounts included in the measurement of lease liabilities (in thousands)	$92	$148
Operating lease liabilities arising from obtaining right-of-use assets (in thousands)	$—	$—

As of March 31, 2024 and December 31, 2023, the weighted average remaining lease term for operating leases was 0.8 years and 0.9 years, respectively.

As of March 31, 2024 and December 31, 2023, the weighted average discount rate for operating leases was 8% for both periods.

Operating lease liabilities at March 31, 2024 are as follows (in thousands):

Operating
Future Lease Payments	Leases
2024 (excluding the period ended March 31, 2024)	$145
2025	16
2026	—
2027	—
2028	—
Total lease payments	161
Less: imputed interest	(6)
Total lease liabilities	$155

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Employee compensation costs	$1,166	$987
Restructuring costs	485	1,734
Contract research and development costs	420	685
Operating lease liabilities, current	155	183
Other liabilities	427	539
Total accrued expenses and other current liabilities	$2,653	$4,128

9. COMMITMENTS AND CONTINGENCIES

During the three months ended March 31, 2024, there were no material changes to the Company’s commitments and contingencies as disclosed in Note 9 of the 2023 Consolidated Financial Statements. Further, the Company’s commitments related to lease agreements are disclosed in Note 7 to the Company’s unaudited interim condensed consolidated financial statements.

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

In October 2020, the Company's Board of Directors and stockholders approved the 2020 Equity Incentive Plan (“2020 Equity Plan”). Following the adoption of the 2020 Equity Plan, no further options are available to be issued under the 2020 Plan. Stock-based awards granted under the 2020 Equity Plan generally vest over a four-year period and expire ten years from the grant date. Shares available for grant under the 2020 Equity Plan will cumulatively increase by 5 percent of the number of shares of common stock issued and outstanding on January 1st each year until 2030. At March 31, 2024, the Company had 2,486,741 shares available for future grant under the 2020 Equity Plan.

The following table sets forth the activity for the Company’s stock options during the three months ended March 31, 2024:

	Number of Options	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2023	6,886,889	$4.58	6.7	$—
Granted	—	—	—	—
Cancelled	(891,925)	4.38	—	—
Outstanding at March 31, 2024	5,994,964	$4.60	6.9	$—
Vested and expected to vest at March 31, 2024	5,710,318	$4.57	7.0	$—
Vested and exercisable at March 31, 2024	4,435,373	$5.07	6.5	$—

The weighted-average grant date fair value of all stock-based awards granted for the three months ended March 31, 2024 was $0.71. The intrinsic value at March 31, 2024 and December 31, 2023 was based on the closing price of the Company’s common stock on these dates of $0.78 and $0.72 per share, respectively.

In November 2022, the Company's Board of Directors approved the 2022 Inducement Plan (the “Inducement Plan”), which allows for the grant of equity awards to be made to a new employee where the equity award is a material inducement to an employee entering into employment with the Company. The Inducement Plan was adopted by the Company's Board of Directors without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4). A total of 250,000 shares of the Company's common stock have been reserved for issuance under the Inducement Plan. As of March 31, 2024, no shares have been issued under the Inducement Plan.

Restricted stock units

In January 2024, the Company granted 855,000 restricted stock units, or RSUs, to its employees under the 2020 Equity Plan. The weighted average grant date fair value of the time-based RSUs was $0.71 for the three months ended March 31, 2024.The RSUs vest 33% after one-year from the grant date and 17% every six-months thereafter. For the three months ended March 31, 2024, the Company recognized approximately $47,000 expense related to the RSUs.

The following table sets forth the activity for the Company’s RSUs during the three months ended March 31, 2024:

	Restricted Stock Units	Weighted- average grant date fair value
Total nonvested units at December 31, 2023	—	$—
Granted	855,000	0.71
Cancelled	(35,000)	0.71
Total nonvested units at March 31, 2024	820,000	$0.71

Stock-based compensation

The grant date fair value of stock-based awards vested during the three months ended March 31, 2024 and 2023 was $1.3 million and $2.2 million, respectively. Total unrecognized compensation expense related to unvested options granted under the Company’s stock-based compensation plan was $4.1 million at March 31, 2024, which is expected to be recognized over a weighted average period of 1.6 years. The Company recorded stock-based compensation expense related to the issuance of stock as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$629	$684
General and administrative	730	750
Total stock-based compensation	$1,359	$1,434

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

The fair values of the options granted were estimated using the following assumptions:

	Three Months Ended
	March 31,
	2024	2023
Risk-free interest rate	3.9%	3.8%
Expected term (in years)	5.9	6.1
Expected volatility	94.6%	90.7%
Expected dividend yield	—	—

11. RESTRUCTURING ACTIVITIES

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

Restructuring costs pertaining to the Restructuring Plan consist of the following (in thousands):

Three Months Ended March 31, 2024
Balance at December 31, 2022	$—
Restructuring expenses incurred	3,448
Payments	(1,593)
Non-cash charges	(121)
Balance at December 31, 2023	1,734
Payments	(1,249)
Balance at March 31, 2024	$485

The Company incurred an impairment charge related to a leased facility of $29,000 during the year ended December 31, 2023 resulting from the Restructuring Plan.

In September 2023, the Board of Directors approved arrangements designed to provide that the Company will have the continued dedication and commitment of its remaining employees, including executives, determined to be key to the Company’s planned go-forward operations. The Board of Directors approved, and management implemented, a retention program for employees remaining with the Company which includes cash retention bonuses totaling $1.2 million for certain retained employees, provided that they remain within the Company through various requisite service periods. As a result, these cash retention bonuses are being accrued over the requisite service period. With respect to the CEO of the Company, he is only entitled to a cash bonus upon the achievement of certain corporate and strategic milestones for the Company. During the period ended March 31, 2024, the Company's retention accrual was $0.5 million. During the year ended December 31, 2023, the Company's retention accrual was $0.4 million.

12. NET LOSS PER SHARE

Basic and diluted net loss per share is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Net loss	$(5,477)	$(12,994)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	27,112,697	25,672,902
Net loss per common share, basic and diluted	$(0.20)	$(0.51)

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Stock options to purchase common stock	5,994,964	7,550,469
Restricted stock units	820,000	—

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto for the year ended December 31, 2023, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the United States Securities and Exchange Commission, or the SEC, on March 8, 2024. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in other SEC filings.

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

In September 2023, we announced a corporate restructuring that resulted in a substantial reduction of our workforce and that we have initiated a process to evaluate strategic alternatives. As part of our ongoing strategic review process, we are exploring potential strategic alternatives that include, without limitation, a stock or asset acquisition, merger, business combination, liquidation, dissolution or other transaction. We are also exploring strategic transactions regarding our product candidates and related assets, including, without limitation, licensing transactions and asset sales. We expect to devote substantial time and resources to exploring strategic alternatives in order to maximize stockholder value. Despite devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We have not set a timetable for completion of this strategic review process, and our board of directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value or that we will make any cash distributions to our stockholders.

Financial Overview

We currently expect our expenses to decrease in the near future due to our decision to stop development of certain of our product candidates and reduce our workforce while we explore strategic alternatives. Our remaining product candidates, GB1211 and GB2064, are in Phase 2 of clinical development. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the outcome of our exploration of strategic alternatives, as well as partnering and/or funding additional activities in order to achieve the successful development and eventual commercialization of one or more of these product candidates. Our operations to date have been financed primarily from our initial public offering, or IPO, the issuance of common stock through our Open Market Sale AgreementSM with Jefferies LLC, as sales agent, to provide for the issuance and sale of up to $50.0 million of our common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus, or the ATM Program, the issuance of convertible preferred shares and convertible notes. Since inception, we have had significant operating losses. Our net loss was $5.5 million and $13.0 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $261.6 million and $27.2 million in cash, cash equivalents and marketable securities.

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

We expect to continue to incur net losses for the foreseeable future. In particular, we expect our expenses to increase if we determine to further our development of, and seek regulatory approvals for, our product candidates, pay fees to outside consultants, lawyers and accountants, and incur other costs associated with being a public company. In addition, if and when we seek and obtain regulatory approval to commercialize any current or future product candidate, we will also incur increased expenses in connection with commercialization and marketing of any such product. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

Subject to the outcome of our exploration of strategic alternatives, which may materially change any estimates, and based on current estimates of our expenses going forward, we believe that our existing cash, cash equivalents and marketable securities of $27.2 million as of March 31, 2024 will be sufficient to fund our operating expenditures and capital expenditure requirements through at least the next twelve months from the filing date of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our estimates do not include any cash, cash equivalents and marketable securities that will be needed to fund a potential strategic transaction nor our financial needs following the consummation of any strategic transaction and our resource requirements could materially change to the extent we identify and enter into any strategic transaction.

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

We have historically met the requirements to receive a tax credit in Denmark of up to $0.8 million per year for losses resulting from research and development costs of up to approximately $3.6 million per year. The tax credit is reported as a reduction to research and development expense in the condensed consolidated statements of operations. We recorded a tax credit of $0.6 million and $0.8 million during the three month periods ended March 31, 2024 and 2023, respectively. We anticipate that we will be eligible to receive this credit in 2024 and 2025.

We have qualified for the R&D Expenditure Credit (RDEC) in United Kingdom for preclinical laboratory and in-patient clinical trials. The RDEC net tax benefit is reported in the consolidated statements of operations. We recorded a overall reduction for the RDEC, net of the UK corporation tax rate of $0.04 million during the three months ended March 31, 2024. There was no RDEC recorded during the three months ended March 31, 2023. We anticipate that we will be eligible to receive this credit in 2024.

Our direct research and development expenses are not currently tracked on a program-by-program basis. We use our personnel and infrastructure resources across multiple research and development programs directed toward identifying and developing product candidates. The majority of our clinical spending in the three month period ended March 31, 2024 and 2023 was on GB2064 and GB0139, respectively.

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

Because of the numerous risks and uncertainties associated with product development and the current stage of development of our product candidates and programs, we cannot reasonably estimate or know the nature, timing and estimated costs necessary to complete the remainder of the development of our product candidates or programs. We are also unable to predict if, when, or to what extent we will obtain approval and generate revenues from the commercialization and sale of our product candidates. The duration, costs and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:

•
successful completion of our preclinical studies and our Phase 2 clinical trials for our current fibrosis and oncology product candidates and any clinical trials for future product candidates;
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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following sets forth our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,		Change
	2024	2023	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$2,463	$10,362	$(7,899)	-76.2%
General and administrative	3,278	3,130	148	4.7%
Total operating expenses	$5,741	$13,492	$(7,751)	-57.4%
Loss from operations	(5,741)	(13,492)	7,751	-57.4%
Other income, net	264	498	(234)	-47.0%
Net loss	$(5,477)	$(12,994)	$7,517	-57.8%

Research and development expenses

Research and development expenses were comprised of:

	Three Months Ended
	March 31,		Change
	2024	2023	Amount	Percent
	(in thousands)
Preclinical studies and clinical trial-related activities	$428	$4,948	$(4,520)	-91.4%
Chemistry, manufacturing and control	185	960	(775)	-80.7%
Personnel	1,274	2,523	(1,249)	-49.5%
Consultants and other costs	576	1,931	(1,355)	-70.2%
Total research and development expenses	$2,463	$10,362	$(7,899)	-76.2%

Research and development expenses were $2.5 million for the three months ended March 31, 2024, compared to $10.4 million for the three months ended March 31, 2023. The decrease of $7.9 million was primarily related to decreased clinical trial-related expenses of $4.5 million due to discontinued clinical trial activities and decreased chemistry, manufacturing and control costs of $0.8 million, decreased personnel costs of $1.2 million and decreased consulting related costs and other research and development costs of $1.4 million.

General and administrative expenses

General and administrative expenses were $3.3 million for the three months ended March 31, 2024, compared to $3.1 million for the three months ended March 31, 2023. The increase of $0.2 million was primarily related to increased legal related costs of $0.4 million, offset by decreased personnel costs of $0.2 million.

Other income (expense), net

Other income (expense), net for the three months ended March 31, 2024 was $0.3 million, compared to $0.5 million for the three months ended March 31, 2023. The decrease of $0.2 million was primarily due to decreased interest income, net and decreased foreign exchange transaction gain, net.

Liquidity and Capital Resources

Sources of Liquidity

Our operations to date have been financed primarily through our IPO, the issuance of common stock through our ATM Program, the issuance of convertible preferred shares and convertible notes. Since inception, we have had significant operating losses. On November 2, 2020, we completed our IPO in which we raised $86.3 million in net proceeds. On November 4, 2021, we filed with the SEC, and the SEC declared effective on November 12, 2021, a registration statement on Form S-3, or the Registration Statement, which registers the offering, issuance and sale of up to $200.0 million of our common stock, preferred stock, debt securities, warrants, subscription rights and/or units of any combination thereof. Simultaneous with the filing of the Registration Statement, we entered into the ATM Program. During the three months ended March 31, 2024, we had no sales under the ATM Program. During the three months ended March 31, 2023, we sold an aggregate of 21,082 shares of our common stock under the ATM Program at a weighted average selling price of $1.20 per share.

Our net losses were $5.5 million and $13.0 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $261.6 million and $27.2 million in cash, cash equivalents and marketable securities. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(5,936)	$(9,134)
Net cash provided by investing activities	5,650	1,374
Net cash provided by financing activities	—	23
Net decrease in cash and cash equivalents	$(286)	$(7,737)

Net Cash Used in Operating Activities

Cash used in operating activities of $5.9 million during the three months ended March 31, 2024 was primarily attributable to our net loss of $5.5 million together with non-cash items of $1.4 million principally with respect to stock-based compensation and a net decrease of $1.8 million in components of our working capital.

Cash used in operating activities of $9.1 million during the three months ended March 31, 2023 was primarily attributable to our net loss of $13.0 million together with non-cash items of $1.5 million principally with respect to stock-based compensation and a net increase of $2.4 million in components of our working capital.

Net Cash Provided by Investing Activities

Cash provided by investing activities of $5.7 million during the three months ended March 31, 2024 was the result of proceeds from the sale of marketable securities.

Cash used in investing activities of $1.4 million during the three months ended March 31, 2023 was the result of $14.1 million in proceeds from the sale of marketable securities, offset by $12.7 million for the purchase of marketable securities.

Net Cash Provided by Financing Activities

We had no financing activities for the three months ended March 31, 2024. Cash provided by financing activities of $23,000 during three months ended March 31, 2023 was the result of net proceeds from the issuance of our common stock.

Funding Requirements

We currently expect our expenses to decrease in the near future due to our decision to stop development of certain of our product candidates and reduce our workforce while we explore strategic alternatives, however, some of these savings will be offset by an increase in legal, accounting and advisory expenses and other related charges related to our exploration of strategic alternatives. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses; costs related to third-party clinical research, manufacturing and development services; laboratory expenses and costs for related supplies; clinical costs; manufacturing costs; legal and other regulatory expenses and general overhead costs. Subject to the outcome of our exploration of strategic alternatives which may materially change any estimates, and based on current estimates of our expenses going forward, we believe that our existing cash, cash equivalents and marketable securities of $27.2 million as of March 31, 2024 will be sufficient to fund our operating expenditures and capital expenditure requirements through at least the next twelve months from the filing date of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our estimates do not include any cash, cash equivalents and marketable securities that will be needed to fund a potential strategic transaction nor our financial needs following the consummation of any strategic transaction. Our resource requirements could materially change to the extent we identify and enter into any strategic transaction. Because our resource requirements could materially change depending on the outcome of our ongoing strategic alternative review process, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many known and unknown factors, including those mentioned above.

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
•
our ability to enter into contract manufacturing arrangements for supply of active pharmaceutical ingredient and manufacture of our product candidates, and the terms of such arrangements;
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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited interim condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosures of assets and liabilities at the date of the unaudited interim condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, and the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Research and Development Costs

We incur substantial expenses associated with clinical trials. Accounting for clinical trials relating to activities performed by contract research organizations, or CROs, contract manufacturing organizations, or CMOs, and other external vendors requires management to exercise significant estimates in regard to the timing and accounting for these expenses. We estimate costs of research and development activities conducted by service providers, which include, the conduct of sponsored research, preclinical studies and contract manufacturing activities. The diverse nature of services being provided under CRO and other arrangements, the different compensation arrangements that exist for each type of service and the lack of timely information related to certain clinical activities complicates the estimation of accruals for services rendered by CROs, CMOs and other vendors in connection with clinical trials.We record the estimated costs of research and development activities based upon the estimated amount of services provided by the CRO,

CMOs and other vendors but not yet invoiced and include these costs in the accrued and other current liabilities or prepaid expenses on the balance sheets and within research and development expense on the condensed consolidated statements of operations. In estimating the duration of a clinical study, we evaluate the start-up, treatment and wrap-up periods, compensation arrangements and services received attributable to each clinical trial and fluctuations are regularly tested against payment plans and trial completion assumptions.

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

Stock-based Compensation

We have issued stock-based compensation awards through the granting of stock options and restricted stock units, which generally vest over a four-year period. We account for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation, or ASC 718. In accordance with ASC 718, compensation cost is measured at estimated fair value and is included as compensation expense over the vesting period during which service is provided in exchange for the award.

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

The fair value of our awards in the three months ended March 31, 2024 has been estimated using Black-Scholes based on the following assumptions: expected term of 5.9 years; expected volatility of 94.6%; risk-free interest rate of 3.9%; and no expectation of dividends. The fair value of our awards in the three months ended March 31, 2023 has been estimated using Black-Scholes based on the following assumptions: expected term of 6.1 years; expected volatility of 90.7%; risk-free interest rate of 3.8%; and no expectation of dividends.

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

We recognize tax benefits from uncertain tax positions only if (based on the technical merits of the position) it is more likely than not that the tax positions will be sustained on examination by the tax authority. The tax benefits recognized in the financial statements from such positions are measured based on the largest amount that is more than 50% likely to be realized upon ultimate settlement. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months. We have not incurred any interest or penalties. In the event we are assessed interest or penalties at some point in the future, they will be classified in our financial statements as a component of income tax expense.

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

Recently Adopted Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our consolidated financial statements for the three months ended March 31, 2024 and 2023 appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Nasdaq Delisting Notice

On September 27, 2023, we received a written notice from the staff of Nasdaq’s Listing Qualifications Department, notifying us that, for the prior 30 consecutive business days, the bid price for our common stock had closed below the $1.00 per share minimum bid price requirement for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5450(a)(1), or the Minimum Bid Price Requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until March 25, 2024, to regain compliance with the Minimum Bid Price Requirement. On March 26, 2024, Nasdaq notified the Company that it had granted the Company an additional 180 calendar day period, or until September 23, 2024, to regain compliance with the Bid Price Requirement. Nasdaq’s determination was based on, among other things, (1) the Company meeting the continued listing requirement for market value of publicly held shares and all other initial listing requirements for The Nasdaq Capital Market, with the exception of the Bid Price Requirement, and (2) the Company’s written notice of its intention to cure the deficiency by effecting a reverse stock split, if necessary. If we fail to satisfy the continued listing requirements of Nasdaq, such as the Minimum Bid Price Requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and may, among other things, adversely impact our ability to raise additional capital or enter into strategic transactions. See “Part II - Item 1A. Risk Factors” for additional information.

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

We are also a “smaller reporting company,” meaning that the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time, we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which could materially affect our business, financial condition, or results of operations. There have been no material changes in or additions to the risk factors referred to in the previous sentence.

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

As of March 31, 2024, $62.5 million of the net proceeds from our IPO have been used for general working capital purposes, including the funding of our clinical development programs. We have invested the unused net proceeds from the offering in money market accounts and marketable debt securities. We expect to use the net proceeds from the offering described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 30, 2020, to fund our clinical development programs, including GB1211 and GB2064, as well as pursue strategic alternatives that include, without limitation, an acquisition, merger, business combination or other transactions, as well as exploring strategic alternatives related to our product candidates and related assets, including, without limitation, licensing transactions and asset sales.

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

Galecto, Inc.

Date: April 29, 2024	By:	/s/ Hans T. Schambye
Hans T. Schambye, M.D., Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: April 29, 2024	By:	/s/ Jonathan Freve
Jonathan Freve
Chief Financial Officer (Principal Financial and Accounting Officer)