Form 10-Q
period 2024-06-30
Galecto, Inc.
filed 2024-08-12
CIK 1800315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 7, 2024, the registrant had 27,130,196 shares of common stock, $0.00001 par value per share, outstanding.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GALECTO, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2024	2023
Assets	(unaudited)
Current assets
Cash and cash equivalents	$22,862	$21,465
Marketable securities	—	11,686
Prepaid expenses and other current assets	2,306	3,623
Total current assets	25,168	36,774
Operating lease right-of-use asset	76	247
Equipment, net	67	78
Other assets, non-current	1,986	1,128
Total assets	$27,297	$38,227
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$724	$1,702
Accrued expenses and other current liabilities	2,985	4,128
Total current liabilities	3,709	5,830
Operating lease liabilities, non-current	—	66
Total liabilities	3,709	5,896
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized at June 30, 2024 and December 31, 2023; no shares issued or outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, par value of $0.00001 per share; 300,000,000 shares authorized at June 30, 2024 and December 31, 2023; 27,121,030 and 27,112,697 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	290,291	288,036
Accumulated deficit	(266,900)	(256,085)
Accumulated other comprehensive gain	197	380
Total stockholders’ equity	23,588	32,331
Total liabilities and stockholders' equity	$27,297	$38,227

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Galecto, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses
Research and development	$1,834	$8,089	$4,297	$18,451
General and administrative	2,775	3,070	6,053	6,200
Restructuring costs	968	—	968	—
Total operating expenses	5,577	11,159	11,318	24,651
Loss from operations	(5,577)	(11,159)	(11,318)	(24,651)
Other income, net
Interest income, net	213	442	470	876
Foreign exchange transaction gain, net	68	(27)	75	37
Total other income, net	281	415	545	913
Loss before income tax expense	(5,296)	(10,744)	(10,773)	(23,738)
Income tax expense	42	—	42	—
Net loss	$(5,338)	$(10,744)	$(10,815)	$(23,738)
Net loss per common share, basic and diluted	$(0.20)	$(0.41)	$(0.40)	$(0.91)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	27,115,536	26,375,076	27,114,116	26,025,929
Other comprehensive loss, net of tax
Currency translation loss	(131)	(35)	(217)	(10)
Unrealized gain on marketable securities	2	25	34	117
Other comprehensive gain (loss), net of tax	(129)	(10)	(183)	107
Total comprehensive loss	$(5,467)	$(10,754)	$(10,998)	$(23,631)

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Galecto, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

Three Months Ended	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
June 30, 2024	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at March 31, 2024	27,112,697	$—	$289,395	$(261,562)	$326	$28,159
Stock-based compensation expense	—	—	891	—	—	891
Issuance of common stock in connection with vesting of restricted stock units	8,333	—	5	—	—	5
Other comprehensive loss, net	—	—	—	—	(129)	(129)
Net loss	—	—	—	(5,338)	—	(5,338)
Balance at June 30, 2024	27,121,030	$—	$290,291	$(266,900)	$197	$23,588

Three Months Ended	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
June 30, 2023	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at March 31, 2023	25,673,474	$—	$281,190	$(230,730)	$(127)	$50,333
Stock-based compensation expense	—	—	1,439	—	—	1,439
Issuance of common stock; net of issuance costs	1,348,425	—	2,682	—	—	2,682
Other comprehensive loss, net	—	—	—	—	(10)	(10)
Net loss	—	—	—	(10,744)	—	(10,744)
Balance at June 30, 2023	27,021,899	$—	$285,311	$(241,474)	$(137)	$43,700

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Galecto, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

Six Months Ended	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
June 30, 2024	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2023	27,112,697	$—	$288,036	$(256,085)	$380	$32,331
Stock-based compensation expense	—	—	2,250	—	—	2,250
Issuance of common stock in connection with vesting of restricted stock units	8,333	—	5	—	—	5
Other comprehensive loss, net	—	—	—	—	(183)	(183)
Net loss	—	—	—	(10,815)	—	(10,815)
Balance at June 30, 2024	27,121,030	$—	$290,291	$(266,900)	$197	$23,588

Six Months Ended	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
June 30, 2023	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2022	25,652,392	$—	$279,733	$(217,736)	$(244)	$61,753
Stock-based compensation expense	—	—	2,873	—	—	2,873
Issuance of common stock; net of issuance costs of $0.2 million	1,369,507	—	2,705	—	—	2,705
Other comprehensive gain, net	—	—	—	—	107	107
Net loss	—	—	—	(23,738)	—	(23,738)
Balance at June 30, 2023	27,021,899	$—	$285,311	$(241,474)	$(137)	$43,700

See accompanying notes to the unaudited interim condensed consolidated financial statements.

GALECTO, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(10,815)	$(23,738)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	10	35
Stock-based compensation	2,250	2,873
Issuance of common stock in connection with vesting of restricted stock units	5	—
Amortization of premiums and discounts on marketable securities	70	(248)
Amortization of right of use lease asset	165	199
Accretion of lease liability	6	30
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,317	450
Other assets, noncurrent	(857)	(203)
Accounts payable	(978)	2,207
Accrued expenses and other current liabilities	(1,038)	1,639
Operating lease liabilities	(171)	(227)
Net cash used in operating activities	(10,036)	(16,983)
Cash flows from investing activities:
Purchases of marketable securities	—	(21,994)
Proceeds from sale of marketable securities	11,650	26,459
Net cash provided by investing activities	11,650	4,465
Cash flows from financing activities:
Proceed from issuance of common stock, net of issuance costs	—	2,705
Net cash provided by financing activities	—	2,705
Net increase (decrease) in cash and cash equivalents	1,614	(9,813)
Effect of exchange rate changes on cash and cash equivalents	(217)	(17)
Cash and cash equivalents, beginning of period	21,465	32,786
Cash and cash equivalents, end of period	$22,862	$22,956
Supplemental disclosures of cash flow information:
Cash paid for taxes	$—	$—
Supplemental disclosures of noncash activities:
Operating lease liabilities arising from obtaining right-of-use assets	$—	$—

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

As of June 30, 2024, the Company’s wholly owned subsidiaries were PharmAkea, Inc. or PharmAkea, Galecto Securities Corporation, and Galecto Biotech AB, a Swedish company. Galecto Biotech ApS, a Danish operating company, is a wholly-owned subsidiary of Galecto Biotech AB.

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

As of June 30, 2024, the Company had an accumulated deficit of $266.9 million, from recurring losses since inception in 2011. The Company has incurred recurring losses and has not generated revenue as no products have obtained the necessary regulatory approval in order to market products. The Company expects to continue to incur losses as a result of costs and expenses related to the Company’s clinical development and corporate general and administrative activities. The Company had negative cash flows from operating activities during the six months ended June 30, 2024 and 2023 of $10.0 million and $17.0 million, respectively, and current projections indicate that the Company will have continued negative cash flows for the foreseeable future as it continues to fund operating expenses. Net losses incurred for the three and six months ended June 30, 2024 were $5.3 million and $10.8 million, respectively. Net losses incurred for the three and six months ended June 30, 2023 were $10.7 million and $23.7 million, respectively.

As of June 30, 2024, the Company’s cash and cash equivalents amounted to $22.9 million and current assets amounted to $25.2 million and current liabilities amounted to $3.7 million. At December 31, 2023, the Company’s cash, cash equivalents and marketable securities amounted to $33.2 million, current assets amounted to $36.8 million and current liabilities amounted to $5.8 million.

In September 2023, the Company announced a restructuring plan to reduce the Company's operations to preserve financial resources, resulting in a reduction of the Company’s workforce by up to 29 people, or approximately 70% of the Company's then existing headcount. In May 2024, the Company's Board of Directors approved an additional reduction of eight employees in an effort to conserve cash resources. As of June 30, 2024, the Company has incurred $4.5 million in charges relating to these reductions in workforce, consisting primarily of cash-based expenses related to employee severance and notice period payments, benefits and related costs.

Additionally, in September 2023, the Company initiated a process to evaluate strategic alternatives in order to maximize stockholder value. As part of the strategic review process, the Company continues to explore potential strategic alternatives that include, without limitation, a stock or asset acquisition, merger, business combination, liquidation, dissolution or other transaction. The Company is also exploring strategic alternatives related to its product candidates and related assets, including, without limitation, licensing transactions and asset sales. There can be no assurance that the strategic review process will result in the Company pursuing a transaction, or that any transaction, if pursued, will be completed on terms favorable to the Company and its stockholders.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

The accompanying interim condensed consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023, and related interim information contained within the notes to the interim condensed consolidated financial statements, are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of June 30, 2024, results of operations, statement of stockholders’ equity for the three and six months ended June 30, 2024 and 2023 and its cash flows for the six months ended June 30, 2024 and 2023. All intercompany balances and transactions have been eliminated. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission (“SEC”) on March 8, 2024 ("2023 Consolidated Financial Statements"). The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results expected for the full fiscal year or any interim period.

For the six months ended June 30, 2024, there have been no material changes to the significant accounting policies as disclosed in Note 2 to the 2023 Consolidated Financial Statements.

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

The Company had no available-for-sale investments as of June 30, 2024. A summary of the Company’s available-for-sale investments as of December 31, 2023 consisted of the following (in thousands):

	At December 31, 2023
	Amortized	Gross Unrealized	Gross Unrealized	Fair
Marketable securities:	Cost	Gains	Losses	Value
Corporate bonds	$11,720	$—	$(34)	$11,686
Total	$11,720	$—	$(34)	$11,686

4. PROPERTY AND EQUIPMENT, NET

Property and equipment as of June 30, 2024 consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Equipment	$106	$107
Less: accumulated depreciation	(39)	(29)
Equipment, net	$67	$78

Depreciation expense for the three and six months ended June 30, 2024 was $5,000 and $10,000, respectively. Depreciation expense for the three and six months ended June 30, 2023 was $17,000 and $35,000, respectively.

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

A summary of the assets that are measured at fair value as of June 30, 2024 and December 31, 2023 is as follows (in thousands):

	Fair Value Measurement at June 30, 2024
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$12,734	$12,734	$—	$—
Debt securities	—	—	—	—
Total	$12,734	$12,734	$—	$—

	Fair Value Measurement at December 31, 2023
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$13,610	13,610	—	—
Debt securities	11,686	—	11,686	—
Total	$25,296	$13,610	$11,686	$—
(1)
Money market funds with maturities of 90 days or less at the date of purchase are included within cash and cash equivalents in the accompanying condensed consolidated balance sheets and are recognized at fair value.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Research and development tax credit receivable	$1,442	$1,438
Prepaid insurance costs	301	774
Value-added tax refund receivable	279	280
Contract research and development costs	121	1,046
Other	163	85
Total prepaid expenses and other current assets	$2,306	$3,623

7. LEASES

The Company has the following operating leases:

Location	Primary Use	Lease Expiration Date	Renewal Option
Copenhagen, Denmark	Corporate headquarters	November 2024	None

The Company has no finance leases and has elected to apply the short-term lease exception to all leases of one year or less. Rent expense for the three and six months ended June 30, 2024 was $0.1 million and $0.2 million, respectively. Rent expense for the three and six months ended June 30, 2023 was $0.1 million and $0.3 million, respectively.

Quantitative information regarding the Company’s leases for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	2024	2023	2024	2023
Operating lease cost (in thousands)	$47	$139	$143	$276
Other Information
Operating cash flows paid for amounts included in the measurement of lease liabilities (in thousands)	$48	$125	$140	$273
Operating lease liabilities arising from obtaining right-of-use assets (in thousands)	$—	$—	$—	$409

As of June 30, 2024 and December 31, 2023, the weighted average remaining lease term for operating leases was 0.4 years and 0.9 years, respectively.

As of June 30, 2024 and December 31, 2023, the weighted average discount rate for operating leases was 8% for both periods.

Operating lease liabilities at June 30, 2024 are as follows (in thousands):

Operating
Future Lease Payments	Leases
2024 (excluding the period ended June 30, 2024)	$80
2025	—
2026	—
2027	—
2028	—
Total lease payments	80
Less: imputed interest	(3)
Total lease liabilities	$77

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Employee compensation costs	$1,264	$987
Restructuring costs	820	1,734
Contract research and development costs	118	685
Operating lease liabilities, current	77	183
Other liabilities	706	539
Total accrued expenses and other current liabilities	$2,985	$4,128

9. COMMITMENTS AND CONTINGENCIES

During the three and six months ended June 30, 2024, there were no material changes to the Company’s commitments and contingencies as disclosed in Note 9 of the 2023 Consolidated Financial Statements. Further, the Company’s commitments related to lease agreements are disclosed in Note 7 to the Company’s unaudited interim condensed consolidated financial statements.

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

In October 2020, the Company's Board of Directors and stockholders approved the 2020 Equity Incentive Plan (“2020 Equity Plan”). Following the adoption of the 2020 Equity Plan, no further options are available to be issued under the 2020 Plan. Stock-based awards granted under the 2020 Equity Plan generally vest over a four-year period and expire ten years from the grant date. Shares available for grant under the 2020 Equity Plan will cumulatively increase by 5 percent of the number of shares of common stock issued and outstanding on January 1st each year until 2030. At June 30, 2024, the Company had 3,024,020 shares available for future grant under the 2020 Equity Plan.

The following table sets forth the activity for the Company’s stock options during the six months ended June 30, 2024:

	Number of Options	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2023	6,886,889	$4.58	6.7	$—
Granted	108,000	0.49	—	—
Cancelled	(1,439,703)	4.22	—	—
Outstanding at June 30, 2024	5,555,186	$4.59	6.7	$—
Vested and expected to vest at June 30, 2024	5,270,540	$4.55	6.7	$—
Vested and exercisable at June 30, 2024	4,420,549	$5.05	6.3	$—

The weighted-average grant date fair value of all stock-based awards granted for the six months ended June 30, 2024 was $0.38 per share. The intrinsic value at June 30, 2024 and December 31, 2023 was based on the closing price of the Company’s common stock on these dates of $0.47 and $0.72 per share, respectively.

In November 2022, the Company's Board of Directors approved the 2022 Inducement Plan (the “Inducement Plan”), which allows for the grant of equity awards to be made to a new employee where the equity award is a material inducement to an employee entering into employment with the Company. The Inducement Plan was adopted by the Company's Board of Directors without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4). A total of 250,000 shares of the Company's common stock have been reserved for issuance under the Inducement Plan. As of June 30, 2024, no shares have been issued under the Inducement Plan.

Restricted stock units

In January 2024, the Company granted 855,000 restricted stock units, or RSUs, to its employees under the 2020 Equity Plan. The weighted average grant date fair value of the time-based RSUs was $0.71 for the six months ended June 30, 2024.The RSUs vest 33% after one-year from the grant date and 17% every six-months thereafter. For the three and six months ended June 30, 2024, the Company recognized $47,000 and $94,000 expense related to the RSUs, respectively.

The following table sets forth the activity for the Company’s RSUs during the six months ended June 30, 2024:

	Restricted Stock Units	Weighted- average grant date fair value
Total nonvested units at December 31, 2023	—	$—
Granted	855,000	0.71
Vested	(17,499)	0.71
Cancelled	(132,501)	0.71
Total nonvested units at June 30, 2024	705,000	$0.71

Stock-based compensation

The grant date fair value of stock-based awards vested during the six months ended June 30, 2024 and 2023 was $2.2 million and $3.5 million, respectively. Total unrecognized compensation expense related to unvested options granted under the Company’s stock-based compensation plan was $2.6 million at June 30, 2024, which is expected to be recognized over a weighted average period of 1.5 years. The Company recorded stock-based compensation expense related to the issuance of stock as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$188	$686	$817	$1,370
General and administrative	703	753	1,433	1,503
Total stock-based compensation	$891	$1,439	$2,250	$2,873

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

The fair values of the options granted were estimated using the following assumptions:

	Six Months Ended
	June 30,
	2024	2023
Risk-free interest rate	4.2%	3.8%
Expected term (in years)	5.3	6.0
Expected volatility	99.3%	91.0%
Expected dividend yield	—	—

11. RESTRUCTURING ACTIVITIES

In September 2023, the Company’s Board of Directors approved a restructuring plan (the “Restructuring Plan”) to reduce the Company’s operating costs and better align its workforce with the needs of its business. The Restructuring Plan eliminated approximately 70% of the Company’s workforce. In May 2024, the Company's Board of Directors approved an additional reduction of eight employees in an effort to conserve cash resources (the "May RIF").

Employees affected by the Restructuring Plan and the May RIF obtained involuntary termination benefits pursuant to a one-time benefit arrangement. For employees who have no requirements to provide future service, the Company recognized the liability for the termination benefits in full at fair value at the time of termination. For employees who are required to render services beyond a minimum retention period to receive their one-time termination benefits, the Company recognized the termination benefits ratably over their future service periods. For the Restructuring Plan, the Company recorded employee termination benefit charges during the year ended December 31, 2023 of $3.4 million and has included them as operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. For the May RIF, the Company recorded employee termination benefit charges during the three and six months ended June 30, 2024 of $1.0 million and has included them as operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Restructuring costs pertaining to the Restructuring Plan and the May RIF consist of the following (in thousands):

Six Months Ended June 30, 2024
Balance at December 31, 2022	$—
Restructuring expenses incurred	3,448
Payments	(1,593)
Non-cash charges	(121)
Balance at December 31, 2023	1,734
Restructuring expenses incurred	968
Payments	(1,882)
Balance at June 30, 2024	$820

The Company incurred an impairment charge related to a leased facility of $0.03 million during the year ended December 31, 2023 resulting from the Restructuring Plan.

In September 2023, the Board of Directors approved arrangements designed to provide that the Company will have the continued dedication and commitment of its remaining employees, including executives, determined to be key to the Company’s planned go-forward operations. The Board of Directors approved, and management implemented, a retention program for employees remaining with the Company which includes cash retention bonuses totaling $1.2 million for certain retained employees, provided that they remain within the Company through various requisite service periods. As a result, these cash retention bonuses are being accrued over the requisite service period. With respect to the CEO of the Company, he is only entitled to a cash bonus upon the achievement of certain corporate and strategic milestones for the Company. During the period ended June 30, 2024, the Company's retention accrual was $0.5 million. During the year ended December 31, 2023, the Company's retention accrual was $0.4 million.

12. INCOME TAXES

As a result of the Company's history of net operating losses ("NOL"), the Company continues to maintain a full valuation allowance against its domestic net deferred tax assets. For the three and six months ended June 30, 2024, the Company recognized an income tax expense of $0.04 million, primarily due to foreign income tax expense.

13. NET LOSS PER SHARE

Basic and diluted net loss per share is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(5,338)	$(10,744)	$(10,815)	$(23,738)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	27,115,536	26,375,076	27,114,116	26,025,929
Net loss per common share, basic and diluted	$(0.20)	$(0.41)	$(0.40)	$(0.91)

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	Six Months Ended June 30,
	2024	2023
Stock options to purchase common stock	5,555,186	7,670,710
Restricted stock units	705,000	—

14. SUBSEQUENT EVENTS

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

In September 2023, we announced a corporate restructuring that resulted in a substantial reduction of our workforce and that we have initiated a process to evaluate strategic alternatives. As part of our ongoing strategic review process, we continue to explore potential strategic alternatives that include, without limitation, a stock or asset acquisition, merger, business combination, liquidation, dissolution or other transaction. We are also exploring strategic transactions regarding our product candidates and related assets, including, without limitation, licensing transactions and asset sales. We expect to devote substantial time and resources to exploring strategic alternatives in order to maximize stockholder value. Despite devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We have not set a timetable for completion of this strategic review process, and our board of directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value or that we will make any cash distributions to our stockholders.

GB1211

GB1211 is a selective oral small molecule inhibitor of galectin-3. We believe GB1211 has the potential to treat multiple types of fibrosis and oncology indications.

During the fourth quarter of 2022, we announced topline results from our Phase 1b/2a trial of GB1211 that was focused on safety and effect on liver function and fibrosis biomarkers in patients with decompensated liver cirrhosis. These topline results showed statistically significant reductions in ALT (p<0.0005), AST (p<0.005) and GGT (p<0.05), with encouraging reductions for ALP (p<0.09), after 12 weeks of treatment. In this trial, GB1211 exhibited a favorable safety and tolerability profile in patients with decompensated liver cirrhosis.

During the third quarter of 2023, we completed Part A of the GALLANT-1 trial examining GB1211 in combination with atezolizumab, a PD-L1 checkpoint inhibitor, for the treatment of first-line non-small cell lung cancer, or NSCLC. Four patients in Part A of the GALLANT-1 trial (100 mg: three; 200 mg: one) showed a partial response according to RECIST criteria (version 1.1), and three of these four patients continue to receive treatment in the extension phase of the trial. One of these patients who has been receiving treatment for more than 78 weeks with both GB1211 200 mg twice daily and atezolizumab showed a partial response at the week 12, 18, 24, 30, 36, 42, 48, 54, 60, 66, 72 and 78 study visits. As of this patient's week 24 study visit, the observed tumor shrinkage was greater than 70% and has remained at that level through the week 78 study visit. Of the five patients who have been treated for at least six weeks with GB1211 100 mg in combination with atezolizumab, three patients showed a partial response. One of these five patients showed tumor shrinkage of greater than 80% at the week 36, 42, 48, 54, 60, 66 and 72 study visits.

In October 2023, we announced that, as a result of our recently announced strategic alternative process, we do not intend to initiate Part B of the GALLANT-1 trial. Part B of the trial had been designed to evaluate safety and tumor shrinkage and explore tumor response rate based on RECIST criteria (version 1.1), clinical activity and immune biomarkers.

While we do not intend to initiate Part B of the GALLANT-1 trial, we will continue to supply GB1211 at the recommended Phase 2 dose level of 100 mg twice daily in an investigator-initiated Phase 2 trial at Providence Portland Medical Center’s Earle A. Chiles Research Institute (EACRI). GB1211 will be administered in combination with the standard therapeutic dose of pembrolizumab (Keytruda®) in patients with unresectable or metastatic melanoma or recurrent or metastatic HNSCC progressing during or after platinum-containing chemotherapy. This trial is designed to evaluate (i) the safety and efficacy of GB1211, Galecto’s first-in-class, oral small molecule galectin-3 inhibitor candidate, in combination with pembrolizumab, in metastatic melanoma and HNSCC patients and (ii) whether the addition of GB1211 increases the response rate of pembrolizumab in metastatic melanoma and HNSCC patients. This trial was initiated and enrolled its first patient in the second quarter of 2024.

GB2064

GB2064 is a selective oral small molecule inhibitor of LOXL2 for the treatment of fibrotic diseases, including myelofibrosis. In December 2023, we announced topline results from a Phase 2a trial, or the MYLOX-1 trial, examining GB2064 for the treatment of myelofibrosis. The primary endpoint of this trial was safety and secondary endpoints included measurements of drug levels in the bone marrow and grade of fibrosis, improvement of anemia and/or thrombocytopenia, and assessment of spleen and liver size by MRI. Six out of ten evaluable myelofibrosis patients who received GB2064 monotherapy for at least six months experienced a ≥ 1-grade reduction in collagen fibrosis of the bone marrow, an improvement suggesting that GB2064 could impact the progression of the disease and be disease-modifying. A total of five patients entered the extension phase of the MYLOX-1 trial, of which two patients continue to receive treatment.

Financial Overview

We currently expect our expenses to decrease in the near future due to our decision to stop development of certain of our product candidates and reduce our workforce while we explore strategic alternatives. Our remaining product candidates, GB1211 and GB2064, are in Phase 2 of clinical development. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the outcome of our exploration of strategic alternatives, as well as partnering and/or funding additional activities in order to achieve the successful development and eventual commercialization of one or more of these product candidates. Our operations to date have been financed primarily from our initial public offering, or IPO, the issuance of common stock through our Open Market Sale AgreementSM with Jefferies LLC, as sales agent, to provide for the issuance and sale of up to $50.0 million of our common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus, or the ATM Program, the issuance of convertible preferred shares and convertible notes. Since inception, we have had significant operating losses. Our net loss was $5.3 million and $10.8 million for the three and six months ended June 30, 2024, respectively. Our net loss was $10.7 million and $23.7 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $266.9 million and $22.9 million in cash and cash equivalents.

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

Subject to the outcome of our exploration of strategic alternatives, which may materially change any estimates, and based on current estimates of our expenses going forward, we believe that our existing cash and cash equivalents of $22.9 million as of June 30, 2024 will be sufficient to fund our operating expenditures and capital expenditure requirements through at least the next twelve months from the filing date of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our estimates do not include any cash and cash equivalents that will be needed to fund a potential strategic transaction nor our financial needs following the consummation of any strategic transaction and our resource requirements could materially change to the extent we identify and enter into any strategic transaction.

To date, we have not had any products approved for sale and, therefore, have not generated any product revenue. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates. As a result, until such time, if ever, that we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including collaborations, licenses or similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed or on favorable terms, if at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies, including our research and development activities. If we are unable to raise capital, we will need to further delay, reduce or terminate activities to reduce costs beyond the restructuring implemented in September 2023 and May 2024.

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

We have historically met the requirements to receive a tax credit in Denmark of up to $0.8 million per year for losses resulting from research and development costs of up to approximately $3.6 million per year. The tax credit is reported as a reduction to research and development expense in the condensed consolidated statements of operations. We recorded a tax credit of $0.8 million during both six month periods ended June 30, 2024 and 2023. We anticipate that we will be eligible to receive this credit in 2024 and 2025.

We have qualified for the R&D Expenditure Credit (RDEC) in United Kingdom for preclinical laboratory and in-patient clinical trials. The RDEC net tax benefit is reported in the consolidated statements of operations. We recorded a overall reduction for the RDEC, net of the UK corporation tax rate of $0.07 million during the six months ended June 30, 2024. There was no RDEC recorded during the three and six months ended June 30, 2023. We anticipate that we will be eligible to receive this credit in 2024.

Our direct research and development expenses are not currently tracked on a program-by-program basis. We use our personnel and infrastructure resources across multiple research and development programs directed toward identifying and developing product candidates.

We anticipate that our research and development expenses will decrease in the near future compared to prior periods due to our planned reduced clinical efforts and the restructuring announced in connection with our exploration of strategic alternatives.

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

Depending on the results of the strategic alternatives being pursued, research and development activities may continue to account for a significant portion of our operating expenses in the future. However, we expect our research and development expenses to decrease in the near future compared to prior periods due to our planned reduced clinical efforts and the restructuring announced in connection with our exploration of strategic alternatives. Product candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that if we choose to pursue further development and testing of our product candidates, our research and development expenses will increase as our product candidates advance into later stages of clinical development. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs, depreciation expense and other expenses for outside professional services, including legal, human resources, audit and accounting services and facility-related fees not otherwise included in research and development expenses. Personnel costs consist of salaries, benefits and stock-based compensation expense, for our personnel in executive, finance and accounting, business operations and other administrative functions. We anticipate that our general and administrative expenses will decrease in the near future compared to prior periods due to the restructuring announced in connection with our exploration of strategic alternatives. We do expect to incur significant costs, however, related to our exploration of strategic alternatives, including legal, accounting and advisory expenses and other related charges. These costs cannot be determined with accuracy at this time.

Restructuring Costs

Our restructuring costs consist primarily of expenses related to employee severance and notice period payments, benefits and related costs and other expenses including non-cash stock-based compensation expense related to the accelerated vesting of certain share-based awards, lease commitments and legal expenses. We anticipate that our restructuring costs will decrease in the near future compared to the current period due to the majority of the restructuring charges being incurred in the period ended June 30, 2024 and December 31, 2023 and that the execution of our restructuring plan was substantially complete.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following sets forth our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,		Change
	2024	2023	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$1,834	$8,089	$(6,255)	-77.3%
General and administrative	2,775	3,070	(295)	-9.6%
Restructuring costs	968	-	968	100.0%
Total operating expenses	$5,577	$11,159	$(5,582)	-50.0%
Loss from operations	(5,577)	(11,159)	5,582	-50.0%
Other income, net	281	415	(134)	-32.3%
Loss before income tax expense	(5,296)	(10,744)	5,448	-50.7%
Income tax expense	42	—	42	100.0%
Net loss	$(5,338)	$(10,744)	$5,406	-50.3%

Research and development expenses

Research and development expenses were comprised of:

	Three Months Ended
	June 30,		Change
	2024	2023	Amount	Percent
	(in thousands)
Personnel	$711	$2,538	$(1,827)	-72.0%
Preclinical studies and clinical trial-related activities	458	3,345	(2,887)	-86.3%
Chemistry, manufacturing and control	105	603	(498)	-82.6%
Consultants and other costs	560	1,603	(1,043)	-65.1%
Total research and development expenses	$1,834	$8,089	$(6,255)	-77.3%

Research and development expenses were $1.8 million for the three months ended June 30, 2024, compared to $8.1 million for the three months ended June 30, 2023. The decrease of $6.3 million was primarily related to decreased clinical trial-related expenses of $2.9 million due to discontinued clinical trial activities and decreased chemistry, manufacturing and control costs of $0.5 million, decreased personnel costs of $1.8 million and decreased consulting related costs and other research and development costs of $1.0 million.

General and administrative expenses

General and administrative expenses were $2.8 million for the three months ended June 30, 2024, compared to $3.1 million for the three months ended June 30, 2023. The decrease of $0.3 million was primarily related to decreased personnel costs of $0.5 million and decreased net other general administrative costs of $0.1 million, offset by increased legal costs relating to our exploration of strategic alternatives of $0.3 million.

Restructuring costs

Restructuring costs were $1.0 million for the three months ended June 30, 2024. There were no restructuring costs for the three months ended June 30, 2023. The increase was primarily related to employee severance and notice period payments, benefits and related costs.

Other income (expense), net

Other income (expense), net for the three months ended June 30, 2024 was $0.3 million, compared to $0.4 million for the three months ended June 30, 2023. The decrease of $0.1 million was primarily due to decreased interest income, net resulting from lower investable balances, offset by increased foreign exchange transaction gain, net.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following sets forth our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,		Change
	2024	2023	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$4,297	$18,451	$(14,154)	-76.7%
General and administrative	6,053	6,200	(147)	-2.4%
Restructuring costs	968	—	968	100.0%
Total operating expenses	$11,318	$24,651	$(13,333)	-54.1%
Loss from operations	(11,318)	(24,651)	13,333	-54.1%
Other income, net	545	913	(368)	-40.3%
Loss before income tax expense	(10,773)	(23,738)	12,965	-54.6%
Income tax expense	42	-	42	100.0%
Net loss	$(10,815)	$(23,738)	$12,923	-54.4%

Research and development expenses

Research and development expenses were comprised of:

	Six Months Ended June 30,		Change
	2024	2023	Amount	Percent
	(in thousands)
Personnel	$1,985	$5,066	$(3,081)	-60.8%
Preclinical studies and clinical trial-related activities	886	8,291	(7,405)	-89.3%
Chemistry, manufacturing and control	290	1,563	(1,273)	-81.4%
Consultants and other costs	1,136	3,531	(2,395)	-67.8%
Total research and development expenses	$4,297	$18,451	$(14,154)	-76.7%

Research and development expenses were $4.3 million for the six months ended June 30, 2024, compared to $18.5 million for the six months ended June 30, 2023. The decrease of $14.2 million was primarily related to decreased clinical trial-related expenses of $7.4 million due to discontinued clinical trial activities and decreased chemistry, manufacturing and control costs of $1.3 million, decreased personnel costs of $3.1 million and decreased consulting related costs and other research and development costs of $2.4 million.

General and administrative expenses

General and administrative expenses were $6.1 million for the six months ended June 30, 2024, compared to $6.2 million for the six months ended June 30, 2023. The decrease of $0.1 million was primarily related to decreased personnel costs of $0.6 million and decreased net other general administrative costs of $0.2 million, offset by increased legal increased legal costs relating to our exploration of strategic alternatives of $0.7 million.

Restructuring costs

Restructuring costs were $1.0 million for the six months ended June 30, 2024. There were no restructuring costs for the six months ended June 30, 2023. The increase was primarily related to employee severance and notice period payments, benefits and related costs.

Other income (expense), net

Other income (expense), net for the six months ended June 30, 2024 was $0.5 million, compared to $0.9 million for the six months ended June 30, 2023. The decrease of $0.4 million was primarily due to decreased interest income, net resulting from lower investable balances.

Liquidity and Capital Resources

Sources of Liquidity

Our operations to date have been financed primarily through our IPO, the issuance of common stock through our ATM Program, the issuance of convertible preferred shares and convertible notes. Since inception, we have had significant operating losses. On November 2, 2020, we completed our IPO in which we raised $86.3 million in net proceeds. On November 4, 2021, we filed with the SEC, and the SEC declared effective on November 12, 2021, a registration statement on Form S-3, or the Registration Statement, which registers the offering, issuance and sale of up to $200.0 million of our common stock, preferred stock, debt securities, warrants, subscription rights and/or units of any combination thereof. Simultaneous with the filing of the Registration Statement, we entered into the ATM Program. During the three and six months ended June 30, 2024, we had no sales under the ATM Program. During the three and six months ended June 30, 2023, we sold an aggregate of 1,348,425 shares and 1,369,507 shares, respectively, of our common stock under the ATM Program at a weighted average selling price of $2.09 per share and $2.07 per share, respectively.

Our net losses were $5.3 million and $10.8 million for the three and six months ended June 30, 2024, respectively. Our net losses were $10.7 million and $23.7 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $266.9 million and $22.9 million in cash and cash equivalents. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(10,036)	$(16,983)
Net cash provided by investing activities	11,650	4,465
Net cash provided by financing activities	—	2,705
Net increase (decrease) in cash and cash equivalents	$1,614	$(9,813)

Net Cash Used in Operating Activities

Cash used in operating activities of $10.0 million during the six months ended June 30, 2024 was primarily attributable to our net loss of $10.8 million together with non-cash items of $2.5 million principally with respect to stock-based compensation and a net decrease of $1.7 million in components of our working capital.

Cash used in operating activities of $17.0 million during the six months ended June 30, 2023 was primarily attributable to our net loss of $23.7 million together with non-cash items of $2.9 million principally with respect to stock-based compensation and a net increase of $3.8 million in components of our working capital.

Net Cash Provided by Investing Activities

Cash provided by investing activities of $11.7 million during the six months ended June 30, 2024 was the result of proceeds from the sale of marketable securities.

Cash used in investing activities of $4.5 million during the six months ended June 30, 2023 was the result of $26.5 million in proceeds from the sale of marketable securities, offset by $22.0 million for the purchase of marketable securities.

Net Cash Provided by Financing Activities

We had no financing activities for the six months ended June 30, 2024. Cash provided by financing activities of $2.7 million during six months ended June 30, 2023 was the result of net proceeds from the issuance of our common stock.

Funding Requirements

We currently expect our expenses to decrease in the near future due to our decision to stop development of certain of our product candidates and reduce our workforce while we explore strategic alternatives, however, some of these savings will be offset by an increase in legal, accounting and advisory expenses and other related charges related to our exploration of strategic alternatives. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses; costs related to third-party clinical research, manufacturing and development services; laboratory expenses and costs for related supplies; clinical costs; manufacturing costs; legal and other regulatory expenses and general overhead costs. Subject to the outcome of our exploration of strategic alternatives which may materially change any estimates, and based on current estimates of our expenses going forward, we believe that our existing cash and cash equivalents of $22.9 million as of June 30, 2024 will be sufficient to fund our operating expenditures and capital expenditure requirements through at least the next twelve months from the filing date of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our estimates do not include any cash and cash equivalents that will be needed to fund a potential strategic transaction nor our financial needs following the consummation of any strategic transaction. Our resource requirements could materially change to the extent we identify and enter into any strategic transaction. Because our resource requirements could materially change depending on the outcome of our ongoing strategic alternative review process, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many known and unknown factors, including those mentioned above.

Any product candidates we may develop may never achieve commercialization and we anticipate that we will continue to incur losses for the foreseeable future. Until such time, if ever, as we can generate substantial product revenue and subject to our pursuit of a potential strategic transaction and the consummation of such potential transaction, we expect to finance our future operations through our existing cash and cash equivalents and through a combination of equity offerings, including sales under our ATM Program, debt financings, collaborations, strategic alliances, marketing and distribution arrangements, and/or licensing arrangements. Other than funds which can be raised through our ATM Program, which is subject to the limitations of Section 1.B.6 of Form S-3 preventing us from raising more than one-third of our public float on a 12-month rolling basis, we do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances, marketing and distribution arrangements, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we resume the development of our product candidates and are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

The fair value of our awards in the six months ended June 30, 2024 has been estimated using Black-Scholes based on the following assumptions: expected term of 5.3 years; expected volatility of 99.3%; risk-free interest rate of 4.2%; and no expectation of dividends. The fair value of our awards in the six months ended June 30, 2023 has been estimated using Black-Scholes based on the following assumptions: expected term of 6.0 years; expected volatility of 91.0%; risk-free interest rate of 3.8%; and no expectation of dividends.

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

Recently Adopted Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our consolidated financial statements for the six months ended June 30, 2024 and 2023 appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

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

As of June 30, 2024, $66.8 million of the net proceeds from our IPO have been used for general working capital purposes, including the funding of our clinical development programs. We have invested the unused net proceeds from the offering in money market accounts and marketable debt securities. We expect to use the net proceeds from the offering described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 30, 2020, to fund our clinical development programs, including GB1211 and GB2064, as well as pursue strategic alternatives that include, without limitation, an acquisition, merger, business combination or other transactions, as well as exploring strategic alternatives related to our product candidates and related assets, including, without limitation, licensing transactions and asset sales.

Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On August 7, 2024, the Board of Directors of Galecto, Inc. (the “Company”) and Jonathan Freve, the Company’s Chief Financial Officer and Treasurer, mutually agreed that Mr. Freve’s last day with the Company would be August 12, 2024. On the same day, the Board of Directors of the Company approved the appointment of Lori Firmani, the Company’s current Vice President,

Finance, as the Company’s interim Chief Financial Officer and Treasurer, as well as the Company’s principal financial officer and principal accounting officer, effective as of August 12, 2024.

The Company’s Board of Directors agreed to (i) pay Mr. Freve a one-time lump sum payment of $400,000 and (ii) fully accelerate the vesting of Mr. Freve’s 100,000 restricted stock units, both upon the execution of a separation agreement and release of claims reasonably acceptable to the Company.

Ms. Firmani, age 51, has served as the Company’s Vice President, Finance and Corporate Controller since November 2020. Prior to that, Ms. Firmani served as Chief Financial Officer of Spring Bank Pharmaceuticals, Inc. from April 2020 until its acquisition in November 2020, and prior to that served in financial roles of increasing responsibility from January 2016 to April 2020. Ms. Firmani is a certified public accountant in the Commonwealth of Massachusetts and holds an MBA from Babson College and a BS in accounting from the State University of New York at Geneseo.

Ms. Firmani has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended, nor are any such transactions currently proposed. There are no family relationships between Ms. Firmani and any director or executive officer of the Company.

Item 6. Exhibits.

Exhibit Number	Description

10.1*#	Employment Agreement between Galecto, Inc. and Garrett Winslow, dated April 12, 2021.

10.2*#	Retention Compensation Agreement between Galecto, Inc. and Garrett Winslow, dated October 19, 2023.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

# Indicates management contract or any compensatory plan, contract or arrangement.

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

Galecto, Inc.

Date: August 12, 2024	By:	/s/ Hans T. Schambye
Hans T. Schambye, M.D., Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 12, 2024	By:	/s/ Jonathan Freve
Jonathan Freve
Chief Financial Officer (Principal Financial and Accounting Officer)