Form 10-K
period 2024-12-31
Galecto, Inc.
filed 2025-03-19
CIK 1800315

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of the registrant’s common stock on the Nasdaq Capital Market on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $12.3 million.

The number of shares of registrant’s common stock outstanding as of March 14, 2025 was 1,322,359.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the registrant’s 2025 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2024. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
•
We have incurred significant net losses since inception, and we expect to continue to incur significant net losses for the foreseeable future.
•
Following our strategic transaction with Bridge Medicines in October 2024, our focus is now on the development of GB3226 (previously referred to as BRM-1420) and GB1211. If we fail to execute successfully on this realigned strategic focus, our business and prospects will be adversely affected.
•
Our business is highly dependent on the success of our product candidates, GB3226 and GB1211, as well as any other product candidates that we advance into the clinic. All of our product candidates require significant preclinical and/or clinical development before we may be able to seek regulatory approval for and launch a product commercially.
•
Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this Annual Report on Form 10-K. If we are unable to secure adequate additional funding, we will need to reevaluate our operating plans and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, delay, scale back or eliminate some or all of our development programs, relinquish rights to our intellectual property on less favorable terms than we would otherwise choose, or cease operations entirely.
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
•
Even if we obtain U.S. Food and Drug Administration (“FDA”) approval of any of our product candidates, we may never obtain approval or commercialize such products outside of the United States, which would limit our ability to realize their full market potential.
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
•
Our failure to meet Nasdaq’s continued listing requirements could result in a delisting of our common stock. If our common stock is delisted from The Nasdaq Capital Market, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease.
•
The price of our stock may be volatile, which could result in substantial losses for our stockholders.
•
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

The material and other risks summarized above should be read together with the text of the full risk factors below and in the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, as well as in other documents that we file with the Securities and Exchange Commission (the “SEC”). If any such material and other risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Business” in Item 1, “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing,” “goal,” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements regarding:

•
our need to raise significant additional funding;
•
our ability to successfully execute on our realigned strategic focus with GB3226 and GB1211;
•
the success, cost and timing of our product development activities and planned initiation and completion of clinical trials of our current oncology and liver disease product candidates, including GB3226 and GB1211, and any future product candidates;
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
•
the implementation and execution of our strategic plans for our business, our current or future product candidates we may develop and our technology;
•
our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•
the rate and degree of market acceptance and clinical utility for our current or future product candidates we may develop;
•
our estimates about the size of our market opportunity;
•
our estimates of expenses, future revenues, capital requirements and our needs for additional financing;
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

•
the effects of global economic uncertainty and financial market volatility caused by economic effects of volatility in inflation and interest rates, tariffs, geopolitical instability, changes in international trade relationships and conflicts, such as the ongoing conflicts between Russia and Ukraine or Israel and Hamas, on any of the foregoing or other aspects of our business or operations; and
•
other risks and uncertainties, including those listed under the section titled “Risk Factors.”

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

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company developing novel small molecule therapeutics that are designed to target the biological processes that lie at the heart of cancer and liver diseases. Our strategy is to focus on diseases without disease-modifying treatment options and where there is a high unmet medical need.

In September 2023, we announced a corporate restructuring that resulted in a substantial reduction of our workforce and that we had initiated a process to evaluate strategic alternatives. On October 7, 2024, we announced that we had completed our strategic alternative review process and determined to focus on oncology and severe liver diseases. In connection with this announcement, we announced that we had entered into an Asset Purchase Agreement (the “Bridge Purchase Agreement”) with Bridge Medicines LLC (“Bridge Medicines”), pursuant to which we acquired global rights to Bridge Medicines’ BRM-1420 program, a novel dual ENL-YEATS and FMS-like tyrosine kinase 3 (“FLT3”) inhibitor for multiple genetic subsets of acute myeloid leukemia (“AML”), and assumed certain of Bridge Medicines’ liabilities associated with the acquired assets. As a result of the conclusion of the strategic alternatives review process and the entry into the Bridge Purchase Agreement, our focus is now on the development of GB3226 (formerly BRM-1420) and GB1211. As part of the strategic alternative review process, we determined not to further advance GB2064, our LOXL-2 inhibitor candidate.

Based on current estimates of our expenses going forward, we believe that our existing cash and cash equivalents will be sufficient to fund the preclinical development of GB3226 into 2026, including the submission of an investigational new drug application (“IND”) to the FDA. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will require substantial additional capital to finance our operations, including clinical development of any of the GB3226 and GB1211 programs identified herein. If we are unable to secure adequate additional funding, we will need to reevaluate our operating plans and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, delay, scale back or eliminate some or all of our development programs, relinquish rights to our intellectual property on less favorable terms than we would otherwise choose, or cease operations entirely.

GB3226 (AML Indications)

We are developing GB3226, a preclinical small molecule dual inhibitor of ENL-YEATS and FLT3 for multiple molecularly defined subsets of AML, pursuant to a license agreement with Rockefeller University. We anticipate that an ENL-YEATS/FLT3 inhibitor such as GB3226 may have the potential to address a broad portion of the AML patient population, including those with high-risk genetic mutations. For instance, preclinical models have demonstrated that GB3226 is active against MLLr (or KMT2Ar), NPM1m, and FLT3+ driven AML, and we believe that GB3226 has the potential to be further developed to become a treatment option for other high-risk genetic drivers of AML.

Nucleophosmin-1 gene (“NPM1”) and FLT3 mutations are among the most common genetic alterations, with each mutation present in approximately 30% of AML patients, including many patients with co-mutations. Mixed lineage leukemia-1 (“MLL”) gene (“KMT2A”) rearrangements represent approximately 5-10% of adult leukemias and 70-80% of infant leukemias. The prognosis of KMT2A rearranged leukemias is poor with high rates of resistance and relapse following standard of care therapies. In the aggregate, we believe GB3226 has the potential to address greater than 30% of AML cases. Initially, we plan to develop GB3226 as a treatment for AML patients with relapsed or refractory disease, including those who develop resistance to FLT3 or menin inhibitor therapy and those with other high-risk mutations.

We further believe that GB3226 is well-positioned to address the menin-resistant population within AML. Somatic mutations in MEN1 have been identified in patients with acquired resistance to menin inhibition. Consistent with the genetic data in patients, inhibitor-menin interface mutations represent a conserved mechanism of therapeutic resistance in xenograft models and in an unbiased base-editor screen. These mutants attenuate drug-target binding by generating structural perturbations that impact small-molecule binding but not the interaction with the natural ligand MLL1, and prevent inhibitor-induced eviction of menin and MLL1 from chromatin. Inhibition of ENL and the subsequent decrease of target gene expression occurs independent of presence of menin and is not negatively impacted by MEN1 mutations.

Bridge Medicines, prior to our acquisition of GB3226, conducted a number of preclinical in vitro and in vivo studies of GB3226 that suggest it is a potent and selective inhibitor of cell proliferation in MLLr cell lines, with durable anti-tumor activity. GB3226 has shown dose-dependent effects on key genetic drivers of leukemogenesis and maintenance, including HOXA9 and

MEIS1, indicating suppression of leukemic stem cell development in the bone marrow. We believe that GB3226’s unique dual-mechanism promotes rapid onset (FLT3 inhibition) and duration of response (ENL-YEATS inhibition).

We plan to submit to the FDA an IND to test GB3226 in AML in the first quarter 2026 and, subject to obtaining sufficient capital, conduct an initial Phase 1a dose escalation clinical trial in patients with AML with a focus on relapsed or refractory MLLr (or KMT2Ar) and NPM1 mutated patients who have failed menin inhibitor therapy, and relapsed or refractory FLT3 mutated patients, to assess both the safety and efficacy of GB3226.

GB1211 (Oncology and Liver Disease Indications)

GB1211 is a selective oral small molecule inhibitor of galectin-3. We believe GB1211 has the potential to treat multiple types of oncology and liver disease indications.

Oncology Indications

We are exploring GB1211 for the treatment of oncology indications. Many tumors overexpress galectin-3, which mechanistically is linked to several cancer-promoting mechanisms, including those linked to programmed cell death receptor 1 (PD-1) or its ligand, PD-L1 resistance and chemotherapy resistance, and may ultimately lead to worse clinical outcomes. Galectin-3 inhibition has the potential to both directly reduce tumor growth as well as increase the immune mediated eradication of tumors and is believed to increase T-cell recruitment and activation in the tumor microenvironment. We believe that inhibiting galectin-3 could lead to an increase in the efficacy of checkpoint inhibitors in cancer patients, and especially those with galectin-3 expression.

GALLANT-1 Trial

We enrolled a total of 13 patients in Part A of the GALLANT-1 trial (100 mg: six; 200 mg: seven). Four patients in Part A of the GALLANT-1 trial (100 mg: three; 200 mg: one) showed a partial response according to Response Evaluation Criteria in Solid Tumors (“RECIST”), criteria (version 1.1). One patient receiving GB1211 at 200 mg twice daily, alongside atezolizumab (Tecentriq®) demonstrated a sustained partial response over the course of the trial. At the 12-week mark, tumor shrinkage exceeded 70%, and this reduction was maintained throughout subsequent study visits. In accordance with local treatment guidelines, this patient was discontinued from the trial after receiving checkpoint inhibitor therapy for two consecutive years. Additionally, three of the five patients treated for at least six weeks with 100 mg of GB1211 twice daily, combined with atezolizumab, showed a partial response. Currently, one patient continues to receive GB1211 in combination with atezolizumab in the extension phase of the trial and will continue to be followed until progression or unacceptable toxicity. This patient, who has been treated for over two years, demonstrated tumor shrinkage exceeding 80%, consistently recorded during all study visits between week 36 and week 108. Insights from biomarker analyses from the GALLANT-1 trial revealed a trend showing that responders had increased levels of galectin-3 at baseline, and stable or decreasing galectin-3 levels during treatment. In contrast, patients with progressive disease demonstrated increasing levels of galectin-3 during treatment. This correlation suggests that the detection of galectin-3 levels could potentially be used to select and monitor patient populations.

In the seven patients who received GB1211 200 mg twice daily in combination with atezolizumab, we observed six serious adverse events, of which three of these serious adverse events were determined not to be related to either GB1211 200 mg or atezolizumab. No serious adverse events were deemed to be solely attributed to GB1211 200 mg. One case of grade 4 hypocellular bone marrow was determined to be related to both GB1211 200 mg and atezolizumab. The other two serious adverse events were autoimmune-type skin rashes (showing perivascular lymphocytic infiltrates), one of which was a grade 3 case of autoimmune pemphigus determined to be related solely to atezolizumab and the other was a grade 4 case of skin rash determined to be related to both GB1211 200 mg and atezolizumab. In the six patients who received GB1211 100 mg twice daily in combination with atezolizumab, GB1211 and atezolizumab appeared to be well-tolerated, with predominantly Grade 1 and Grade 2 TEAEs observed. In this cohort, we observed two serious adverse events, neither of which were determined to be related to GB1211 100 mg or atezolizumab. Importantly, we did not observe any autoimmune-type skin rashes in the 100 mg cohort.

Ongoing Investigator-Initiated Phase 2 Trial with Providence Portland Medical Center’s Earle A. Chiles Research Institute

In October 2022, we expanded our focus on additional oncology indications and entered into an agreement with Providence Portland Medical Center’s Earle A. Chiles Research Institute (EACRI) to evaluate the safety and efficacy of GB1211 in combination with pembrolizumab for the treatment of metastatic melanoma and HNSCC in an investigator-initiated trial. We have agreed to supply GB1211 at the recommended Phase 2 dose level of 100 mg twice daily for this investigator-initiated trial. GB1211 is being administered in combination with the standard therapeutic dose of pembrolizumab (Keytruda®) in patients with unresectable or metastatic melanoma or recurrent or metastatic HNSCC progressing during or after platinum-containing chemotherapy. This trial is designed to evaluate (i) the safety and efficacy of GB1211, our first-in-class, oral small molecule galectin-3 inhibitor candidate, in combination with pembrolizumab, in metastatic melanoma and HNSCC patients and (ii) whether the addition of GB1211 increases the response rate of pembrolizumab in metastatic melanoma and HNSCC patients. This trial was initiated in the second quarter of 2024 and continues to enroll patients.

Subject to obtaining sufficient capital, we may initiate additional clinical trials examining GB1211 in oncology indications.

Liver Disease Indications (Liver Cirrhosis)

We are also exploring further development of GB1211 for treatment of severe liver diseases, including liver cirrhosis. Liver cirrhosis is a severe, progressive disease that ultimately leads to liver failure and for which there are limited treatment options and currently no FDA-approved disease modifying therapeutics available.

During the fourth quarter of 2022, we announced topline results from our Phase 1b/2a trial of GB1211 (“GULLIVER-2 trial”) that was focused on safety and effect on liver function and fibrosis biomarkers in patients with decompensated liver cirrhosis. These topline results showed statistically significant reductions in ALT (p<0.0005), AST (p<0.005) and GGT (p<0.05), with encouraging reductions for ALP (p<0.09), after 12 weeks of treatment. Patients treated with GB1211 also showed signs of improved and consistent activity across biochemical liver function markers and markers of target engagement, apoptosis, and fibrosis, including reductions in galectin-3 (p<0.05) and CK-18 (M65) (p<0.01). Bilirubin, albumin, international normalized ratio (INR) and other biochemical measurements remained stable. These findings suggest that GB1211 provided liver cell protection and improved liver status, further supporting clinical development in severe liver disease. Liver enzyme (ALT, AST and GGT) reductions were observed after seven days of treatment and continued to decrease over the 12 weeks of treatment. These liver enzyme levels remained decreased compared to baseline two weeks after the study’s conclusion, suggesting durable effects and a decrease in liver inflammation.

GB1211 exhibited a favorable safety and tolerability profile in patients with decompensated liver cirrhosis in the GULLIVER-2 trial. Five of 15 patients on GB1211 and four of 15 patients on placebo reported nine and eight treatment-emergent adverse events (“TEAEs”), respectively. Three serious TEAEs consistent with severe liver disease were observed in one patient (two of which occurred after cessation of active therapy) on GB1211 and were deemed to be unrelated to GB1211.

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

Subject to obtaining sufficient capital, our next step in the development of GB1211 for the treatment of cirrhosis and other liver diseases would be to conduct a long-term, randomized, placebo-controlled Phase 2a trial in patients with alcohol-related liver disease.

Organizational Background

We are built upon more than fifteen years of research into galectin and cancer modulators and were founded by leading researchers on the galectin family of proteins, including one of the discoverers of the galectin family of proteins, the first chemist to develop selective galectin inhibitors based on the x-ray crystal structure of galectin-3, and the discoverer of galectin-3’s role in fibrosis and cancer. We believe we were the first company to apply click-chemistry in the galectin field and the first to synthesize highly potent small molecule inhibitors of galectin-3. Our founders, executives and employees have significant experience that provides unique insights into the targets that underlie the biological process of fibrosis, cancer and other related disease. We leverage this expertise, as well as established relationships with outside consultants and universities, to achieve cost-effective and efficient drug development.

Rationale for Targeting ENL-YEATS and FLT3

We are developing small molecule inhibitors focusing on ENL-YEATS and FLT3. The chromatin reader protein eleven-nineteen leukemia (ENL; encoded by the MLLT1 gene) has been identified as a potential therapeutic target in a subset of leukemias. ENL binds to acetylated histone through a protein domain called the YEATS domain. The human genome encodes four YEATS domain-containing proteins: ENL, AF9, GAS41, and YEATS2. These proteins have been found in nuclear complexes with a variety of molecular functions spanning chromatin remodeling, histone modification, and transcription, and they have been increasingly implicated in cancer. In leukemia, ENL and its paralog, AF9, are frequently fused with the mixed lineage leukemia protein (MLL1, also known as KMT2A) as a result of chromosomal translocations. ENL acts as a “reader” for acetylation on histone H3 lysine residues 9, 18 and 27, epigenetic marks associated with gene activation. Once bound to acetylated histones, ENL can stabilize transcription machinery on target genes, leading to increased gene expression and the growth of leukemia cells. Deletion of ENL or disruption of its binding to acetylated histones has been shown to decrease leukemia burden and increase survival in mouse models of leukemia. In contrast, loss of ENL has shown to have minimal effects on the survival of normal hemopoietic stem cells in culture.

FLT3, a member of the receptor tyrosine kinase family, is widely expressed in hematopoietic progenitor cells and is overexpressed on the majority of AML blasts. Upon binding to the FLT3 ligand, FLT3 receptors activate and dimerize, leading to conformational change, cellular proliferation, and inhibition of apoptosis and differentiation. Mutations in FLT3 are the most common genomic alteration in AML, identified in approximately 30% of newly diagnosed adult patients.

FL
FLT3
BRM-1420
RAS/MAPK
PI3K/Akt/mTOR
JAK/STAT5
Target gene activation
BRM-1420
MLL
ENL
Ac
POL II
Stem cell differentiation

Inhibiting both ENL-YEATS and FLT3 with a single agent expands the points of therapeutic intervention and potentially increases the probability of clinical effectiveness versus FLT3 inhibition alone.

Rationale for Targeting Galectin-3

We are developing small molecule inhibitors focusing on galectin-3 that target key common cellular and molecular biological processes that drive cancer and fibrosis and have shown anti-cancer and fibrotic activity in vivo. High levels of galectin-3 are linked to worse clinical outcomes in many types of cancer and liver diseases. Galectin-3 has also been shown to play central roles in cancer progression and the formation of fibrosis associated with the tumor and in the tumor microenvironment (“TME”). These effects help tumors grow, metastasize and evade anticancer treatments. Hence, by inhibiting galectin-3, it may be possible to reduce tumor growth, enhance the effect of anticancer treatments and hence reduce disease progression and potentially improve survival.

Fibrosis is the development of abnormal fibrous connective tissue in response to injury, damage or dysfunctional gene regulation. This fibrous connective tissue consists of elongated proteins such as collagen and elastin fibers that provide support to surrounding key functional cells in all tissue and all organs. Production and break-down of collagen is tightly regulated to preserve optimal organ function. The deposition of excess collagen and the formation of fibrosis can cause remodeling of surrounding healthy tissue and the loss of normal organ or tissue function. Fibrotic disease can affect tissues throughout the body including the lungs, liver, heart, kidneys and vascular system. Fibrosis typically progresses slowly and can ultimately lead to organ failure and death. Fibrosis is also a hallmark of solid tumors, with up to 20% of cancers associated with chronic inflammation-linked fibrosis. It has been estimated that fibrosis contributes to up to 45% of all deaths in the developed world.

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

Galectin-3 inhibitors inhibit the carbohydrate recognition domain stopping the attachment of galectin-3 to sugar moieties on cell surfaces receptors, and therefore stops its activation of key molecules like the receptors for TGF-b and VEGF. Given its central role in fibrosis, there are FDA- and European Union (“EU”)-cleared diagnostics for the detection of galectin-3 used for assessing the prognosis of patients diagnosed with chronic heart failure.

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

Patients with liver cirrhosis have highly elevated galectin-3 levels in biopsies of their liver nodules. Elevated galectin-3 is also found in serum of patients with diseases characterized by fibrosis, such as cancer, cardiac disease and renal disease. The level of galectin-3 expression in fibrotic tissue both spatially and temporally correlates with the degree of fibrosis.

Despite galectin-3’s proximity to and involvement in fibrosis disease pathology, no current approved drugs specifically target galectin-3. However, there are FDA- and EU-cleared diagnostics for the detection of galectin-3 in plasma to assess the prognosis of patients diagnosed with chronic heart failure.

Galectin-3 is widely expressed in several cell types, such as macrophages, fibroblasts, activated T-lymphocytes and epithelial cells and is highly expressed in high fatality cancers such as NSCLC. In NSCLC, particularly in adenocarcinoma, increased galectin-3 expression in tumors, lymph nodes and serum correlate with metastases and is a negative prognostic indicator. The galectin-3 genetic polymorphism rs4652 associated with impaired galectin-3 secretion has been linked to increased survival and response to chemotherapy in NSCLC. Galectin-3 drives fibrosis and blocking fibrosis around cancers may improve responses to immunotherapy and chemotherapy, as well as reduce angiogenesis and metastasis. Galectin-3 can directly enhance cell proliferation, apoptosis resistance and metastatic potential, as well as lung cancer stemness. It is also an important constituent of the tumor microenvironment acting on endothelial cells to promote angiogenesis and blocking galectin-3 inhibits angiogenesis. Ras mutations are the most common oncogenic driver mutation in human cancers and Ras mutations are dependent galectin-3 to drive oncogenic signaling. Thus, galectin-3 inhibitors could be effective in blocking oncogenic signaling in human tumors with Ras mutations, such as NSCLC, colorectal cancer and pancreatic cancer. Furthermore, many studies have revealed the inhibitory effects of galectin-3 on activated cytotoxic T lymphocytes (CTLs), and we have shown in preclinical trials that it is essential for M2 macrophage differentiation. In a recent study, it was shown that patients with high levels of galectin-3 expression in NSCLC tumors did not respond to anti-PD-1 treatment, whereas patients with lower levels of galectin-3 expression did respond to the treatment. Similar data was also seen in melanoma patients, suggesting that the inhibition of galectin-3 may be broadly applicable in a number of cancers and indicating a central role of galectin-3 in the tumor defense mechanisms. Recent clinical data has shown clinical activity using a LAG-3 inhibitor in combination with a PD-1 inhibitor. Galectin-3 is a principal activator of LAG-3 and mediates LAG-3 effects.

Our Preclinical Product Candidate (GB3226)

We are developing GB3226, a preclinical small molecule dual inhibitor of ENL-YEATS and FLT3 for multiple molecularly defined subsets of AML, pursuant to a license agreement with Rockefeller University. We anticipate that an ENL-YEATS/FLT3 inhibitor such as GB3226 may have the potential to address a broad portion of the AML patient population, including those with high-risk genetic mutations. For instance, preclinical models have demonstrated that GB3226 is active against MLLr (or KMT2Ar), NPM1m and FLT3+ driven AML, and we believe that GB3226 has the potential to be further developed to become a treatment option for other high-risk genetic drivers of AML. We plan to submit to the FDA an IND to test GB3226 in AML in the first quarter 2026 and, subject to obtaining sufficient capital, begin first-in-human trials shortly thereafter.

AML Background

AML is a hematologic cancer that is characterized by the clonal expansion of immature myeloid-derived cells, known as blasts, in the peripheral blood and bone marrow. While rare, AML nonetheless is the most common leukemia in adults. In 2023, there were an estimated 20,380 newly diagnosed cases of AML and it caused an estimated 11,310 deaths in the United States. Despite the many available treatments for AML, prognosis for patients remains poor. According to data from Surveillance, Epidemiology, and End Results (SEER), from 2014 to 2020, the overall five-year relative survival rate for all AML patients from 2014 to 2020 was 31.9%. Relative survival is a measure of net survival that is calculated by comparing observed survival with expected survival from a comparable set of people who do not have AML, in order to measure excess mortality associated with an AML diagnosis.

The incidence of AML increases with age and most cases occur in individuals over the age of 60. For patients over the age of 60, the five-year overall survival rate is 4-18%, while for patients with relapsed or refractory disease, the five-year overall survival rate is less than 10%. This stresses the need for new treatment options for elderly patients with AML, as well as those AML patients who relapse or develop refractory disease. Most elderly AML patients and those with relapsed or refractory disease have limited established treatment options, and without treatment, AML is fatal.

Target Genetic Subsets

AML is a complex and heterogeneous disease characterized by uncontrolled clonal expansion of hematopoietic progenitor cells that involves cytogenetic and epigenetic changes. Patient outcomes in AML have slowly improved over time, though for many patients mortality remains high. We are targeting multiple molecularly defined subsets of AML, including those characterized by rearrangement of the mixed lineage leukemia 1 gene (MLLr or KMT2Ar) and NPM1- or FLT3-mutations.

NPM1- and FLT3-mutations are among the most common genetic alterations, with each mutation present in approximately 30% of AML patients, including many patients with co-mutations. KMT2A rearrangements represent approximately 5-10% of adult leukemias and 70-80% of infant leukemias. The prognosis of KMT2A rearranged leukemias is poor with high rates of resistance and relapse following standard of care therapies. In the aggregate, we believe GB3226 has the potential to address greater than 30% of AML cases. Initially, we plan to develop GB3226 as a treatment for AML patients with relapsed or refractory disease, including those who develop resistance to FLT3 or menin inhibitor therapy and those with other high-risk mutations.

MEN1 Mutations.

Acute leukemias driven by rearrangement of the mixed lineage leukemia 1 gene (KMT2Ar) or mutation of the nucleophosmin gene (NPM1) require the chromatin adapter protein menin, encoded by the MEN1 gene, to sustain aberrant leukemogenic gene expression programs. Somatic mutations in MEN1 have been identified in patients with acquired resistance to menin inhibition. Consistent with the genetic data in patients, inhibitor-menin interface mutations represent a conserved mechanism of therapeutic resistance in xenograft models and in an unbiased base-editor screen. These mutants attenuate drug-target binding by generating structural perturbations that impact small-molecule binding but not the interaction with the natural ligand MLL1, and prevent inhibitor-induced eviction of menin and MLL1 from chromatin. Inhibition of ENL and the subsequent decrease of target gene expression occurs independent of presence of menin and is not negatively impacted by MEN1 mutations. Accordingly, we believe that GB3226 is well-positioned to address the MEN1 mutation, or menin-resistant, population within AML.

Preclinical Development of GB3226

Bridge Medicines, prior to our acquisition of GB3226, conducted a number of preclinical in vitro and in vivo studies of GB3226 which suggest that it is a potent and selective inhibitor of cell proliferation in MLLr cell lines, with durable anti-tumor activity. GB3226 has shown dose-dependent effects on key genetic drivers of leukemogenesis and maintenance, including HOXA9 and MEIS1, indicating suppression of leukemic stem cell development in the bone marrow. We believe that GB3226’s unique dual-mechanism, as shown in the figure below, promotes rapid onset (FLT3 inhibition) and duration of response (ENL-YEATS inhibition).

Furthermore, in vivo studies have shown a promising therapeutic window by demonstrating superior survival to FLT3 and menin inhibitors in rigorous models of MLLr, as shown in the figures below. Reductions of blasts cells in peripheral blood, bone marrow, and spleen have been demonstrated in animal models of GB3226, in addition to cell cycle arrest, differentiation of blasts, and apoptosis.

Preclinical studies, including the use of AML patient-derived cells, have shown that GB3226 is active against several molecular drivers of AML, including MLLr, NPM1m, cKIT+, FLT3+ and TET2+. Inhibition of patient sample cell viability was demonstrated across multiple genotypes, including several genetic drivers of AML designated high-risk. In vitro modeling of GB3226 in combination with AML standard of care therapies, including venetoclax and cytarabine, and menin inhibitors in several relevant AML cell lines showed synergistic or additive effects. No antagonistic activity was observed.

GB3226 has demonstrated promising tolerability in rat and dog toxicology studies performed to date at encouraging exposure multiples to the levels expected to show efficacy. Initial 14-day pilot toxicology studies in rats and dogs resulted in no deaths, no target organ toxicity, and no changes in clinical chemistry. GLP 28-day toxicology studies are expected to initiate in mid-2025. Current and emerging standard of care therapies in AML, including FLT3 and menin inhibitors have encountered QTc prolongation liabilities, potentially limiting their use and ability to combine with other AML therapies in earlier treatment line settings. GB3226 was evaluated in a dog cardiovascular study, as shown in the figure below, and no QTc prolongation was observed.

Our Clinical Product Candidate Portfolio

GB1211 for the Treatment of Cancer and Liver Diseases

We believe GB1211, a selective oral galectin-3 inhibitor, has the potential to treat multiple types of oncology and liver disease indications. We conducted Part A of our GALLANT-1 trial in NSCLC and, in October 2022, we entered into an agreement with Providence Portland Medical Center’s EACRI to evaluate the safety and efficacy of GB1211 in combination with pembrolizumab for the treatment of metastatic melanoma and HNSCC in an investigator-initiated trial. Subject to obtaining sufficient capital, we plan to continue to explore GB1211 for the treatment of liver cirrhosis, a disease with no regulatory approved treatments except for symptomatic therapy or liver transplant.

Further development of GB1211, other than continuing to supply GB1211 for the investigator-initiated trial with Providence Portland Medical Center’s EACRI, is subject to obtaining sufficient capital.

NSCLC Background

Lung cancer is the most common fatal malignancy in the developed world accounting for approximately 1.8 million deaths per year worldwide. The American Cancer Society estimates that in 2025 there will be approximately 227,000 new cases of lung cancer and approximately 125,000 deaths from lung cancer. NSCLC is believed to account for over 85% of all lung cancers.

Current Treatments for NSCLC and Their Limitations

NSCLCs are relatively insensitive to available treatments, which include surgery, irradiation and cytochemical therapy. With the advent of immunotherapy, a new understanding of the interplay between the immune system and cancer has evolved, and it is now increasingly understood that cancer can avoid immune detection and immune killing by a series of mechanisms. The readiness of the immune cells that can detect and kill cancer (including T-cells), the tumor micro-environment (“TME”) in which they work, and cancer cell characteristics determine whether or not the immune system will be successful in killing cancer cells. A certain class of immune stimulation therapies have been developed and approved for treating lung cancer. The class is called checkpoint inhibitors, as these are compounds that specifically target and inhibit cell surface molecules, so-called “checkpoints”, that inhibit the activity of the immune system. The most well characterized class, the anti-PD-1 antibodies, have been shown to reduce mortality and increase progression free survival. However, even though these have been introduced in the clinic, mortality from lung cancer remains very high, as only approximately 30% of patients respond to anti-PD-1/PD-L1 therapies and approximately 20% of the patients treated with anti-PD-1/PD-L1 therapy show significant adverse lung effects, including inflammation and fibrosis.

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

Based on the wide tumor and metastasis promoting actions of galectin-3, we believe that our compounds targeting galectin-3 could counter many of the detrimental effects of galectin-3 and may be suitable as single agents or in combination with other checkpoint inhibitors, chemotherapy or chemo-irradiation therapies. Based on the favorable tolerability profile of our compounds observed to date, we believe our galectin-3 inhibitor therapies could be suitable for many clinical situations. In addition to our galectin-3 inhibitor candidates, subject to obtaining sufficient capital, we may develop galectin-1 and galectin-9 inhibitors, which may be useful in certain types of cancer.

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

Cirrhosis is defined histologically as a diffuse process in which the normal anatomical lobules are gradually replaced by architecturally abnormal nodules separated by fibrous tissue. Different histological scoring systems have been defined to describe the stages of transformation from lack of fibrosis through formation of a portal, periportal and bridging fibrosis to cirrhosis. Our preclinical and clinical data to date suggest that inhibition of galectin-3 may counter established liver cirrhosis and could therefore become one of the first disease-modifying agents for liver cirrhosis.

Current Treatments for Liver Cirrhosis and Their Limitations

There are currently no FDA approved drugs for liver cirrhosis. In general, therapeutic interventions are limited to supportive care relating to complications caused by the reduced liver function and changes in liver architecture, and, in advanced cases, liver transplantation. As such, this is an area of high unmet medical need.

Galectin-3 in Liver Cirrhosis

We continue to explore GB1211 for the treatment of liver cirrhosis. While the historical view was that established fibrosis is very difficult to impact, our preclinical data suggest that galectin-3 inhibition could reduce established fibrosis and the disease processes that drive the disease progression. Galectin-3 is a central regulator of chronic inflammation and fibrogenesis. Although not present in normal hepatocytes, galectin-3 expression is markedly increased in cirrhotic human liver secondary to a wide range of etiologies including viral-induced liver disease (Hepatitis B and C), MASH, autoimmune, copper or iron overload, primary biliary cirrhosis and alcohol-induced liver disease. Galectin-3 levels are highest in the F3/F4 fibrotic stages compared to F0/F1 and higher in decompensated liver cirrhosis compared to compensated cirrhosis. The increased galectin-3 levels seem to arise by both the impaired hepatic removal and by higher hepatic synthesis of galectin-3 from impaired liver hepatocytes. Systemic galectin-3 is also increased in alcoholic liver disease and negatively correlates with liver function and Child-Pugh score. We may also consider further development of GB1211 in hepatocellular cancer, which often occurs in patients with cirrhosis of any etiology, where a product that is administered orally and has a favorable tolerability profile could offer significant advantages when issued in combination with the current standard of care.

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

GB1211 for Oncology and Liver Disease Indications

We believe GB1211 has the potential to treat multiple types of oncology and liver disease indications. We have demonstrated anti-cancer and fibrotic activity of GB1211 in several preclinical models and have completed a Phase 1 trial in 78 healthy volunteers, where GB1211 showed good pharmacokinetics and was generally well-tolerated. Additionally, GB1211 has shown anticancer effects in preclinical models, specifically in NSCLC tumors high in galectin-3 and resistant to anti-PD-1.

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

Completed Clinical Trial in NSCLC – GALLANT-1 Trial (Part A)

In November 2021, we announced that we had entered into a clinical trial supply agreement with Roche for our Phase 2a GALLANT-1 trial of GB1211 in combination with atezolizumab, a PD-L1 checkpoint inhibitor, for the treatment of first-line NSCLC. The GALLANT-1 trial was designed to be a two-part open-label study to select the dose of GB1211 to be used in future trials and to evaluate the safety and tumor shrinkage of the combination of GB1211 and checkpoint inhibitors. In the third quarter of 2023, we completed Part A of the GALLANT-1 trial. In connection with completing Part A of the GALLANT-1 trial, we conducted an interim safety analysis in which the Safety Review Committee for the trial reviewed the results from Part A and recommended that the 100 mg twice daily dose of GB1211 be used in combination with checkpoint inhibitors in future oncology trials. In October 2023, we announced that in an effort to conserve resources, we would not initiate Part B of the GALLANT-1 trial. Part B of the trial had been designed to evaluate safety and tumor shrinkage and explore tumor response rate based on RECIST criteria (version 1.1), clinical activity and immune biomarkers.

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

Following the dose reduction referred to above, five additional evaluable patients received GB 1211 100 mg twice daily in combination with atezolizumab. The combination of GB1211 and atezolizumab appeared to be well-tolerated, with predominantly Grade 1 and Grade 2 TEAEs observed. In this cohort, we observed two serious adverse events, neither of which were determined to be related to GB1211 100 mg or atezolizumab. Twelve TEAEs had been determined by investigators as potentially being related to GB1211 200 mg. Importantly, we did not observe any autoimmune-type skin rashes in the 100 mg cohort.

We enrolled a total of 13 patients in Part A of the GALLANT-1 trial (100 mg: six; 200 mg: seven). Four patients received treatment for less than four weeks and discontinued treatment due to withdrawal of consent or autoimmune skin reactions as mentioned above. Four patients in Part A of the GALLANT-1 trial (100 mg: three; 200 mg: one) showed a partial response according to RECIST criteria (version 1.1). One patient receiving GB1211 at 200 mg twice daily, alongside atezolizumab, demonstrated a sustained partial response over the course of the trial. At the 12-week mark, tumor shrinkage exceeded 70%, and this reduction was maintained throughout subsequent study visits. In accordance with local treatment guidelines, this patient was discontinued from the trial after receiving checkpoint inhibitor therapy for two consecutive years. Additionally, three of the five patients treated for at least six weeks with 100 mg of GB1211 twice daily, combined with atezolizumab, showed a partial response.

Currently, one patient continues to receive GB1211 in combination with atezolizumab in the extension phase of the trial and will continue to be followed until progression or unacceptable toxicity. This patient, who has been treated for over two years, demonstrated tumor shrinkage exceeding 80%, consistently recorded during all study visits between week 36 and week 108. Insights from biomarker analyses from the GALLANT-1 trial revealed a trend showing that responders had increased levels of galectin-3 at baseline, and stable or decreasing galectin-3 levels during treatment. In contrast, patients with progressive disease demonstrated increasing levels of galectin-3 during treatment. This correlation suggests that the detection of galectin-3 levels could potentially be used to select and monitor patient populations.

Ongoing Phase 2 Investigator-Initiated Trial in Metastatic Melanoma and HNSCC

In October 2022, we expanded our focus on additional oncology indications and entered into an agreement with Providence Portland Medical Center’s Earle A. Chiles Research Institute (EACRI) to evaluate the safety and efficacy of GB1211 in combination with pembrolizumab for the treatment of metastatic melanoma and HNSCC in an investigator-initiated trial. We have agreed to supply GB1211 at the recommended Phase 2 dose level of 100 mg twice daily for this investigator-initiated trial. GB1211 is being administered in combination with the standard therapeutic dose of pembrolizumab (Keytruda®) in patients with unresectable or metastatic melanoma or recurrent or metastatic HNSCC progressing during or after platinum-containing chemotherapy. This trial is designed to evaluate (i) the safety and efficacy of GB1211, our first-in-class, oral small molecule galectin-3 inhibitor candidate, in combination with pembrolizumab, in metastatic melanoma and HNSCC patients and (ii) whether the addition of GB1211 increases the response rate of pembrolizumab in metastatic melanoma and HNSCC patients. This trial was initiated in the second quarter of 2024 and continues to enroll patients. In addition to monitoring for toxicity and clinical response, blood and tumor samples will be obtained to assess immunologic measures relevant to galectin-3 biology and checkpoint inhibition.

Completed Phase 1b/2a Clinical Trial in Liver Cirrhosis – GULLIVER-2 Trial

In 2021, we initiated our Phase 1b/2a GULLIVER-2 trial of GB1211 that was focused on safety and effect on liver function and fibrosis biomarkers in patients with decompensated liver cirrhosis. During the fourth quarter of 2022, at the American Association for the Study of Liver Diseases’ (AASLD) The Liver Meeting® 2022, we announced topline results from this trial. These topline results showed statistically significant reductions in ALT (p<0.0005), AST (p<0.005) and GGT (p<0.05), with encouraging reductions for ALP (p<0.09), after 12 weeks of treatment (see figure below). Patients treated with GB1211 also demonstrated improvement and consistent signs of activity across biochemical liver function markers and markers of target engagement, apoptosis, and fibrosis, including reductions in galectin-3 (p<0.05) and CK-18 (M65) (p<0.01). Bilirubin, albumin, international normalized ratio (INR) and other biochemical measurements remained stable. These findings suggest that GB1211 provided liver cell protection and improved liver status, further supporting clinical development in severe liver disease. As shown in the figure below, liver enzyme (ALT, AST and GGT) reductions were observed after seven days of treatment and continued to decrease over the 12 weeks of treatment. These liver enzyme levels remained decreased compared to baseline two weeks after the study’s conclusion, suggesting durable effects and a decrease in liver inflammation.

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

Subject to obtaining sufficient capital, our next step in the development of GB1211 for the treatment of cirrhosis and other liver diseases would be to conduct a long-term, randomized, placebo-controlled Phase 2a trial in patients with alcohol-related liver disease.

Asset Purchase Agreement with Bridge Medicines

Pursuant to the Bridge Purchase Agreement, we acquired global rights to Bridge Medicines’ BRM-1420 program and assumed certain of Bridge Medicines’ liabilities associated with the acquired assets. In addition, pursuant to the Bridge Purchase Agreement, as consideration to Bridge Medicines for the asset purchase, we issued to Bridge Medicines 62,594 shares of our common stock and 160.562 shares of our newly designated Series A non-voting convertible preferred stock, par value $0.00001 per share (the “Preferred Stock”), which closed on October 7, 2024 (the “Closing Date”). The Bridge Purchase Agreement also provides that until the twelve-month anniversary of the Closing Date, Bridge Medicines will hold and not sell any of the shares of common stock or Preferred Stock issued pursuant to the Bridge Purchase Agreement, subject to certain exceptions.

License Agreements

In connection with the Bridge Purchase Agreement, we acquired and assumed Bridge Medicines’ rights in and obligations under a Bridge Medicines License Agreement, by and between Bridge Medicines and The Rockefeller University (“Rockefeller”), dated February 3, 2020 (the “License Agreement”).

Pursuant to the License Agreement, the Licensee (being Bridge Medicines before the assignment of its rights and interest in the License Agreement to the Company pursuant to the Bridge Purchase Agreement, and us after such assignment) has, subject to standard terms and conditions, an exclusive, worldwide, sublicensable, license to certain patent rights and a non-exclusive worldwide, sublicensable, license to certain know-how, materials, tools, techniques, or instruments related to Bridge Medicines’ ENL-YEATS program that are controlled by Rockefeller to use and commercially exploit products, processes, or services for the prevention, treatment, prognosis and/or diagnosis of conditions and diseases in humans (the “Licensed Products”). The License Agreement also contains a development plan which outlines a preclinical, clinical, and commercial strategy for the development of Licensed Products and governs the ownership and license of improvements to the licensed rights generated pursuant to any sponsored research agreements between the Licensee and Rockefeller.

Pursuant to the License Agreement, the Licensee shall pay Rockefeller, on a quarterly basis, royalties on net sales of Licensed Products by the Licensee, its affiliates, and its sublicensees, which are based on the amount of net sales of such Licensed Products during the calendar year in which the relevant quarterly period ends. Such royalties range from low single-digit percentages to mid-single-digit percentages and are subject to standard deductions and royalty anti-stacking provisions. The obligation to pay royalties shall expire on a Licensed Product-by-Licensed Product basis and country-by-country basis until the later of the expiration of licensed patents covering a Licensed Product in such country, the expiration of any market exclusivity period for such Licensed Product in such country, and 15 years from the first commercial sale of such Licensed Product in such country (the “Royalty Term”). In addition, the Licensee, in the event that a priority review voucher is issued by a governmental authority to the Licensee or its affiliates in connection with and in consideration of the development of a Licensed Product for the treatment of a specific type of cancer, and the Licensee sells such voucher to a third party, the Licensee shall pay Rockefeller a low double-digit percentage of the proceeds of such sale.

The License Agreement shall remain in effect on a country-by-country and Licensed Product-by-Licensed Product basis until the expiration of the Royalty Term for such Licensed Product in such country. Upon the expiration of the Royalty Term for a Licensed Product in a country, the Licensee shall be granted a completely paid-up, royalty-free license in respect of such Licensed Product in such country. The Licensee may terminate the License Agreement on 30 days’ notice to Rockefeller, and the License Agreement also contains other standard termination rights for material breach, bankruptcy, and patent challenge.

The foregoing description of the License Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the License Agreement, a copy of which is filed as Exhibit 10.15 to this Annual Report on Form 10-K and incorporated herein by reference.

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

There are a number of large biotechnology and biopharmaceutical companies that are currently pursuing the development of products for the treatment of the biological processes that drive certain cancers and liver disease. Companies that we are aware of that are targeting the treatment of AML include large companies with significant financial resources, such as Kyowa Kirin Co., Ltd., Syndax Pharmaceuticals, Inc., GlycoMimetics, Inc. and Actinium Pharmaceuticals, Inc. Companies that we are aware of that are targeting the treatment of various liver diseases include large companies with significant financial resources, such as AbbVie Inc., Akero Therapeutics, Inc., Biogen, Inc., Boehringer Ingelheim, Bristol Myers Squibb Co., Galectin Therapeutics, Inc., Gilead Sciences, Inc., Inventiva Pharma, Madrigal Pharmaceuticals, Inc., Novartis AG, Novo Nordisk A/S, Roche/Genentech and Viking Therapeutics, Inc.

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

Intellectual Property

Our owned patents and patent applications relate to our fibrosis-inhibiting compounds and include patents and patent applications directed to new compositions of matter and to methods of treating cancer and liver, kidney and other disorders. As we continue to develop our product candidates, we may seek additional patent protection in the United States, EU and in other key commercial markets worldwide. For a discussion of the risks associated with our intellectual property, see “Risk Factors—Risks Related to Our Intellectual Property.”

GB3226 (previously referred to as BRM-1420)

As part of the Bridge Purchase Agreement, we assumed an in-license from Rockefeller of a patent portfolio directed to a series of selective inhibitors of ENL/AF9 YEATS. As of March 1, 2025, the in-licensed portfolio includes 11 allowed non-U.S patent applications, one allowed U.S. application and eight non-U.S. pending patent applications covering composition of matter for various N-linked compounds and methods of treatment. If the in-licensed applications were to issue as one or more patents, these patents would expire in 2039.

As part of the Bridge Purchase Agreement, we own two additional patent families relating to claims covering composition of matter for various C-linked inhibitors of ENL/AF9 YEATS and various inhibitors of ENL/AF9 YEATS and FLT3, combinations with various therapeutic agents, methods of treatment, and methods of administration. As of March 1, 2025, these families include two pending U.S. patent applications and multiple pending foreign counterpart patent applications. If the applications were to issue as one or more patents, these patents would expire between 2042 and 2043.

We currently, and expect that we will continue to, file for patents in the United States with counterparts in major market countries in Europe and other key markets in the rest of the world.

GB1211

As of March 1, 2025, we owned three patent families that included four issued U.S. patents, two pending U.S. patent applications, as well as pending foreign counterpart patent applications, relating to our product candidate, GB1211. One patent family includes U.S. Patent No. 10,526,360, U.S. Patent No. 10,774,102 and U.S. Patent No. 11,377,464, which are directed to composition of matter of D-galactopyranose compounds of which compound GB1211 is a species and includes U.S. Patent No. 11,919,921 which are directed to a method of treatment wherein GB1211 is a species. The issued U.S. patents are expected to expire in 2036, absent any patent term extension. If we continue to pursue patent protection, and if any patents issue based on our pending applications, we expect such patents to expire in 2036, absent any patent term extension in the United States.

Our other patent families include two pending U.S. patent applications and pending foreign counterpart patent applications. If we continue to pursue patent protection, and if any patents issue based on our pending applications, we expect such patents, if issued, to expire in 2040, absent any patent term adjustment and patent term extension in the United States.

In addition to patents, we also rely upon unpatented trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our collaborators, scientific advisors, employees and consultants, and invention assignment agreements with our employees and selected consultants, scientific advisors and collaborators. The confidentiality agreements are designed to protect our proprietary information and, in the case of agreements or clauses requiring invention assignment, to grant us ownership of technologies that are developed through a relationship with a third-party.

Government Regulation

The FDA and comparable regulatory authorities in state and local jurisdictions and in other countries impose extensive requirements upon companies involved in the clinical development, manufacture, marketing and distribution of drugs, such as those we are developing. These governmental authorities regulate, among other things, the research and development, testing, manufacture, quality control, safety, effectiveness, labeling, packaging, storage, record keeping, approval, advertising and promotion, distribution, post-approval monitoring and reporting, sampling and export and import of our product candidates. The processes for obtaining regulatory approvals in the United States and in foreign countries, along with subsequent compliance with applicable federal, state, local and foreign statutes and regulations, require the expenditure of substantial time and financial resources.

U.S. Government Regulation of Drug Products

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and its implementing regulations. The FDA also regulates biological products under the FDCA and the Public Health Service Act (“PHSA”). If we advance clinical development of a biologic candidate in the future, these development activities will be subject to additional regulatory requirements specific to biological products. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending New Drug Applications (“NDAs”), withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•
Completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice (“GLP”) regulations;
•
Submission to the FDA of an IND which must become effective before human clinical trials may begin;
•
Approval of the protocol and related documentation by an independent institutional review board (“IRB”) or ethics committee covering each clinical site before each trial may be initiated;
•
Performance of adequate and well-controlled human clinical trials in accordance with good clinical practice (“GCP”) requirements and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed drug product for each indication;
•
Submission to the FDA of an NDA, including payment of application user fees if applicable;
•
A determination by the FDA within 60 days of its receipt of an NDA to accept the marketing application for review;
•
Satisfactory completion of an FDA advisory committee review, if applicable;
•
Satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the product is produced to assess compliance with current Good Manufacturing Practice (“cGMP”) requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
•
Satisfactory completion of FDA audits of clinical trial sites that generated the data in support of the NDA to assure compliance with GCPs and the integrity of the clinical data; and
•
FDA review and approval of the NDA.

Preclinical Studies

Preclinical or nonclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as in vitro and animal studies to assess potential safety and efficacy. The Consolidated Appropriations Act for 2023, signed into law on December 29, 2022, (P.L. 117-328), amended the FDCA to specify that nonclinical testing for drugs may, but is not required to, include in vivo animal testing. According to the amended language, a sponsor may fulfill nonclinical testing requirements by completing various in vitro assays (e.g., cell-based assays, organ chips, or microphysiological systems), in silico studies (i.e., computer modeling), other human or non-human biology-based tests (e.g., bioprinting), or in vivo animal tests. The conduct of nonclinical studies intended for submission to the FDA is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies.

Prior to commencing an initial clinical trial in humans with a product candidate in the United States, a drug sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available ex-U.S. clinical data or relevant literature and plans for clinical studies, among other things, to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before human clinical trials may begin. Some nonclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may or may not result in the FDA allowing clinical trials to begin.

Clinical Trials

Clinical trials involve the administration of the product candidate to human subjects under the supervision of qualified investigators, generally physicians not employed by or under the control of the trial sponsor, in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB must review and approve the plan for any clinical trial before it is initiated, and the IRB must conduct continuing review and reapprove the trial at least annually. The IRB also must review and approve the informed consent form and other clinical trial documentation that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completion.

Certain information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health (“NIH”) for public dissemination on the Clinicaltrials.gov registry. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although sponsors are obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. Failure to timely register a covered clinical study or to submit study results as required can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. The government has brought enforcement actions against clinical trial sponsors that fail to comply with such requirements.

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

Congress also recently amended the FDCA in order to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug to support marketing authorization, to design and submit a diversity action plan for such clinical trial. The action plan must include the sponsor’s diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. Sponsors must submit a diversity action plan to the FDA by the time the sponsor submits the relevant clinical trial protocol to the agency for review. The FDA may grant a waiver for some or all of the requirements for a diversity action plan. If the FDA objects to a sponsor’s diversity action plan or otherwise requires significant changes to be made, it could potentially delay initiation of the relevant clinical trial.

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

NDA Submission and Marketing Approval

Assuming successful completion of the required clinical testing, the results of preclinical studies and clinical trials, together with detailed information relating to the product candidate’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product candidate for one or more indications. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of a drug product. In most cases, the submission of an NDA is subject to a substantial application user fee assessed under the Prescription Drug User Fee Act (“PDUFA”), and the sponsor of an approved application is also subject to an annual program fee assessed based on eligible prescription drug products. Congress is required to re-authorize the agency’s user fee programs every five years, and current legislative provisions supporting the PDUFA program are set to expire on September 30, 2027.

The FDA will initially review an NDA for completeness before it accepts it for “filing.” Under the FDA’s procedures, the agency has 60 days from its receipt of the NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that the application is sufficiently complete to permit substantive review. Under current PDUFA goals and policies agreed to by the FDA, the FDA has a goal of ten months from the date of “filing” in which to complete its initial review of a standard NDA for a new molecular entity, and six months from the filing date of a new molecular entity NDA with priority review. Accordingly, this review process typically takes 12 months and eight months, respectively from the date the NDA is submitted to the FDA. The FDA does not always meet its PDUFA goal dates for standard or priority NDAs, and the review process is often extended by FDA requests for additional information or clarification.

In addition, under the Pediatric Research Equity Act of 2003 as amended (“PREA”), certain NDAs or supplements to an NDA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A sponsor planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must submit an initial Pediatric Study Plan (“PSP”) within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs. Unless otherwise required by regulation, the pediatric data requirements do not apply to product candidates with orphan drug designation.

The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. In the event that the FDA determines that an application does not satisfy the standard, it will issue a Refuse to File (“RTF”) determination to the applicant. Typically, an RTF will be based on administrative incompleteness, such as clear omission of information or sections of required information; scientific incompleteness, such as omission of critical data, information or analyses needed to evaluate safety and efficacy or provide adequate directions for use; or inadequate content, presentation, or organization of information such that substantive and meaningful review is precluded.

After the submission is accepted for filing, the FDA begins an in-depth substantive review of the application. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP requirements and the integrity of the clinical data submitted to the FDA.

The FDA may refer an application for a novel drug or a drug that presents difficult questions of safety or efficacy to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

The FDA also may require the submission of a risk evaluation and mitigation strategy (“REMS”) if it determines that a REMS is necessary to ensure that the benefits of the drug outweigh its risks and to assure the safe use of the drug. A REMS may include one or more elements, including medication guides, physician communication plans and/or elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. The FDA determines the requirement for a REMS, as well as the specific REMS provisions, on a case-by-case basis. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve the NDA without a REMS, if required.

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a Complete Response Letter. A Complete Response Letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form; it generally describes all of the deficiencies that the FDA has identified in the NDA and contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or preclinical testing in order for FDA to reconsider the application. If a Complete Response Letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. That is, the approval will be limited to the conditions of use (e.g., patient population, indication) described in the FDA-approved labeling.

Even if the FDA approves a product, depending on the specific risk(s) to be addressed, it may require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan designation to a product candidate intended to treat a rare disease or condition, which is generally a disease or condition that affects either (i) fewer than 200,000 individuals in the United States, or (ii) more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making the product available in the United States for this type of disease or condition will be recovered from sales of the product. Legislative proposals to revise or revoke the second option available for a product candidate to receive an orphan designation, the so-called “cost recovery” pathway, are periodically considered by Congress.

A company must request orphan drug designation before submitting an NDA. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use; the posting will also indicate whether a drug is no longer designated as an orphan drug. Recent court cases have challenged the FDA’s approach to determining the scope of orphan drug exclusivity; however, at this time the agency continues to apply its long-standing interpretation of the governing regulations and has stated that it does not plan to change any orphan drug implementing regulations. Congress may also act to amend the law in this area at some point in the future.

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

Expedited Development and Priority Review Programs

The FDA maintains several programs intended to facilitate and expedite development and review of new drugs to address unmet medical needs in the treatment of serious or life-threatening diseases or conditions. These programs include Fast Track designation, Breakthrough Therapy designation and Priority Review designation. The purpose of these programs is to either expedite the development or review of important new drugs to get them to patients earlier than under standard FDA development and review procedures.

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

A product may also be eligible for priority review if it treats a serious or life-threatening condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies. The FDA determines at the time that the marketing application is submitted, on a case-by-case basis, whether the proposed drug represents a significant improvement in treatment, prevention or diagnosis of disease when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting drug reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, or evidence of safety and effectiveness in a new subpopulation. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review and to shorten the FDA’s goal for taking action on an NDA for a new molecular entity from ten months to six months from the date of filing.

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

Accelerated Approval Pathway

A product may also be eligible for accelerated approval if it treats a serious or life-threatening disease or condition, generally provides a meaningful advantage over available therapies and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (“IMM” )that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA may require that a sponsor perform adequate and well-controlled post-marketing confirmatory trials to verify and describe the predicted effect on IMM or other clinical endpoints, and the drug may be subject to expedited withdrawal procedures.

The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a drug, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. For example, accelerated approval has been used extensively in the development and approval of drugs for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large clinical trials to demonstrate a clinical or survival benefit.

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. In addition, as part of the Consolidated Appropriations Act for 2023, Congress provided FDA additional statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under these amendments to the FDCA, the agency may require a sponsor of a product granted accelerated approval to have a confirmatory trial underway prior to approval. The sponsor must also submit progress reports on a confirmatory trial every six months until the trial is complete, and such reports will be published on FDA’s website. Failure to conduct required post-approval studies, or to confirm the predicted clinical benefit of the product during post-marketing studies, would allow the FDA to withdraw approval of the drug. Congress also recently amended the law to give FDA the option of using expedited procedures to withdraw product approval if the sponsor’s confirmatory trial fails to verify the claimed clinical benefits of the product. Prior to the recent statutory amendments enacted by Congress, several oncology sponsors voluntarily withdrew specific indications for their drug products that were being marketed pursuant to accelerated approval. More recently, in February 2024 the FDA announced its first use of the law’s amended procedures to withdraw an accelerated approval following the drug’s confirmatory study failing to verify clinical benefit. Scrutiny of the accelerated approval pathway is likely to continue in the coming years and may lead to further legislative and/or administrative changes in the future.

Drugs granted accelerated approval also must meet the same statutory standards for safety and effectiveness as those granted traditional approval. All promotional materials for drug products being considered and approved under the accelerated approval program are subject to prior review by the FDA.

U.S. Regulatory Exclusivity and Approval of Follow-on Drug Products

The FDCA provides an abbreviated regulatory scheme that authorizes the FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by the FDA pursuant to NDAs. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application (“ANDA”) to the agency. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, bioequivalence, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. ANDAs are “abbreviated” because they cannot include preclinical and clinical data to demonstrate safety and effectiveness. Instead, in support of such applications, a generic manufacturer must rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference listed drug or RLD. Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, the strength of the drug and the conditions of use of the drug.

In addition to the ANDA pathway, Section 505(b)(2) of the FDCA provides a hybrid pathway combining features of a traditional NDA and a generic drug application. Section 505(b)(2) enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy data for an existing product, or published literature, in support of its application. Section 505(b)(2) NDAs may provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products that would require new clinical data to demonstrate safety or effectiveness. Section 505(b)(2) permits the filing of an NDA in which the applicant relies, at least in part, on information from studies made to show whether a drug is safe or effective that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use. A Section 505(b)(2) applicant may eliminate or reduce the need to conduct certain preclinical or clinical studies, if it can establish that reliance on studies conducted for a previously-approved product is scientifically appropriate. The FDA may also require companies to perform additional studies or measurements, including nonclinical and clinical studies, to support the change from the approved product. The types of studies and extent of data necessary to establish the safety and/or effectiveness of the new product, such as the effects of changing the drug’s route of administration from topical to oral, are scientifically driven and determined on a case-by-case basis. The FDA may then approve the new product candidate for all or some of the labeled indications for which the referenced product has been approved, as well as for any new indication for which the Section 505(b)(2)

NDA applicant has submitted data.

As part of the NDA review and approval process, applicants are required to list with the FDA each patent that has claims that cover the applicant’s product or method of therapeutic use. Upon approval of a new drug, each of the patents listed in the application for the drug is then published in the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential follow-on competitors in support of approval of an ANDA or 505(b)(2) NDA. FDA’s role in this process is purely “ministerial” and it does not review or assess the claims within each patent to determine whether they cover the drug product or its approved method of use. Patents that may fall outside the scope of what the FDCA and FDA’s implementing regulations define as needing to be listed by the NDA holder are periodically challenged by competitors and other stakeholders, either through FDA’s administrative challenge process or in the court system as anticompetitive or unfair behavior. In particular, the Federal Trade Commission (“FTC”) issued a policy statement in September 2023 indicating that it would be scrutinizing the “improper” submission of patents for listing in the Orange Book on the basis that such listings may harm competition from cheaper generic alternatives and keep brand prices artificially high. The FTC followed that action in November 2023 by publicly calling out over 100 “improper” patent listings made by ten large pharmaceutical companies and initiating an FDA administrative process with respect to those patents. The controversy regarding the appropriateness of listing such patents has led to numerous lawsuits alleging anticompetitive conduct by biopharmaceutical companies. It is unclear whether the FTC under the Trump Administration will continue to prioritize the policy issue of “improper” patent listings or whether Congress may take any legislative actions related to this issue.

When an ANDA applicant submits its application to the FDA, it is required to certify to the FDA concerning any patents listed for the reference product in the FDA’s Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. Moreover, to the extent that the Section 505(b)(2) NDA applicant is relying on studies conducted for an already approved product, the applicant also is required to certify to the FDA concerning any patents listed for the NDA-approved product in the Orange Book to the same extent that an ANDA applicant would.

If the follow-on applicant does not challenge the innovator’s listed patents, the FDA will not approve the ANDA or 505(b)(2) application until all the listed patents claiming the referenced product have expired. A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the follow-on applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA or 505(b)(2) NDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA or 505(b)(2) applicant.

An ANDA or 505(b)(2) application also will not be approved until any applicable non-patent exclusivities listed in the Orange Book for the referenced product have expired. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity (“NCE”). For purposes of this provision, a drug is a NCE if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the five-year exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA unless the submission is accompanied by a Paragraph IV certification, in which case the follow-on applicant may submit its application four years after the original product approval. The FDCA also provides three years of data exclusivity for an NDA, 505(b)(2) NDA or NDA supplement if new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as new indications, dosage forms, route of administration or combination of ingredients. Three-year exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five-year NCE exclusivity, an award of three-year exclusivity does not block the FDA from accepting ANDAs or 505(b)(2) NDAs seeking approval for follow-on versions of the drug as of the date of approval of the original drug product; rather, this three-year exclusivity covers only the conditions of use associated with the new clinical investigations and, as a general matter, does not prohibit the FDA from approving follow-on applications for drugs containing the original active ingredient.

Five-year and three-year exclusivity will not delay the submission or approval of a full NDA filed under Section 505(b)(1) of the FDCA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing regulatory exclusivity periods for all formulations, dosage forms, and indications of the active moiety and listed patent terms. This is not a patent term extension, but it effectively extends the regulatory period during which the

FDA cannot approve another application. This six-month exclusivity may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial, provided that at the time pediatric exclusivity is granted there is not less than nine months of term remaining.

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. Certain modifications to the product, including changes in indications or manufacturing processes or facilities, may require the applicant to develop additional data or conduct additional preclinical studies and clinical trials to support the submission to FDA. As previously noted, there also are continuing, annual user fee requirements for any marketed products, as well as new application fees for supplemental applications with clinical data.

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

FDA regulations require that products be manufactured in specific facilities and in accordance with cGMP regulations. The cGMPs include requirements relating to the organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Manufacturers and other parties involved in the drug supply chain for prescription drug products, including wholesale distributors and dispensers, must also comply with electronic package-level product tracing requirements and are responsible for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

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
•
Fines, warning letters or other enforcement letters or clinical holds on post-approval clinical trials;
•
Mandated modification of promotional materials and labeling or the issuance of corrective information
•
Refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or withdrawal of product approvals;
•
Product seizure or detention, or refusal to permit the import or export of products; and
•
Injunctions, consent decrees, corporate integrity agreements, debarment, exclusion from federal healthcare programs or the imposition of civil or criminal penalties.

The FDA strictly regulates the marketing, labeling, advertising and promotion of products that are placed on the U.S. market. Drugs may be promoted by a sponsor and any third parties acting on behalf of a sponsor only for the approved indications and in a manner consistent with the approved label for the product, and a product cannot be commercially promoted before it is approved. The government closely scrutinizes the promotion of prescription drugs in specific contexts such as direct-to-consumer advertising, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such uses and the FDA has recently published a draft guidance outlining modernized recommendations for how drug manufacturers can share truthful, scientifically sound, and clinically relevant information on unapproved uses with health care providers. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

Other Healthcare Laws

Healthcare providers, physicians, and third-party payors will play a primary role in the recommendation and prescription of drug products for which we obtain marketing approval. Arrangements with third-party payors, healthcare providers and physicians, in connection with the clinical research, sales, marketing and promotion of products, once approved, and related activities, may expose a pharmaceutical manufacturer to broadly applicable fraud and abuse and other healthcare laws and regulations. In the United States, these laws include, without limitation, state and federal anti-kickback, false claims, physician transparency, and patient data privacy and security laws and regulations, including but not limited to those described below:

•
the federal Anti-Kickback Statute (“AKS”), which makes it illegal for any person or entity, including a prescription drug manufacturer (or a party acting on its behalf) to knowingly and willfully solicit, receive, offer or pay any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, that is intended to induce or reward, referrals including the purchase, recommendation, order or prescription of a particular drug for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs. The AKS has been interpreted to apply to arrangements between therapeutic product manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Further, courts have found that if “one purpose” of remuneration is to induce referrals, the AKS is violated. In addition, the government may assert that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal False Claims Act (“FCA”);
•
the federal civil and criminal false claims laws, including the FCA, which can be enforced by private citizens through “qui tam” or “whistleblower” actions, and civil monetary penalty laws, which impose criminal and civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other federal healthcare programs that are false or fraudulent; knowingly making or causing a false statement material to a false or fraudulent claim or an obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing such an obligation. Pharmaceutical and other healthcare companies have been, and continue to be, prosecuted under these laws, among other things, for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product and for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, off-label, and thus generally non-reimbursable, uses. Manufacturers can be held liable under the federal False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The federal False Claims Act also permits a private individual acting as a

“whistleblower” to bring actions on behalf of the federal government alleging violations of the federal False Claims Act and to share in any monetary recovery. Similar to the AKS, a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation;
•
the Health Insurance Portability and Accountability Act (“HIPAA”), which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Like the AKS, the Affordable Care Act (“ACA”) amended the intent standard for certain healthcare fraud statutes under HIPAA does not require a person or entity to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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
•
the federal Physician Payments Sunshine Act and its implementing regulations, which require manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Centers for Medicare and Medicaid Services (“CMS”), under the Open Payments Program, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), to certain non-physician healthcare providers such as physician assistants and nurse practitioners, and to teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
•
analogous state and foreign laws and regulations, such as state and foreign anti-kickback, false claims, consumer protection and unfair competition laws which may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to healthcare professionals and entities; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of a pharmaceutical manufacturer’s business activities could be subject to challenge under one or more of such laws. Efforts to ensure that business arrangements comply with applicable healthcare laws involve substantial costs. It is possible that governmental and enforcement authorities will conclude that a pharmaceutical manufacturer’s business practices do not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. The failure to comply with any of these laws or regulatory requirements subjects firms to possible legal or regulatory actions. If any such actions are instituted against a pharmaceutical manufacturer, and it is not successful in defending itself or asserting its rights, those actions could have a significant impact on its business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, imprisonment, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, reporting obligations and oversight if the firm becomes subject to integrity and oversight agreements to resolve allegations of non-compliance, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of operations, any of which could adversely affect a pharmaceutical manufacturer’s ability to operate its business and the results of operations. In addition, commercialization of any drug product outside the United States will also likely be subject to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

Data Privacy and the Protection of Personal Information

We are subject to laws and regulations governing data privacy and the protection of personal information including health information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which will continue to affect our business.

In the United States, we may be subject to state data breach notification laws, state and federal health information privacy laws and federal and state consumer protection laws that govern the collection, use, disclosure, and protection of health-related and other personal information, as further discussed in the “Risk Factors” section below. These laws overlap and often conflict and each of these laws is subject to varying interpretations by courts and government agencies, creating complex compliance issues. If we fail to comply with applicable laws and regulations, we could be subject to penalties or sanctions, including criminal penalties. Our customers and research partners must comply with laws governing the privacy and security of health information, including HIPAA and state health information privacy laws. If we knowingly obtain health information that is protected under HIPAA, called “protected health information,” our customers or research collaborators may be subject to enforcement, and we may have direct liability for the unlawful receipt of protected health information or for aiding and abetting a HIPAA violation.

In the event we decide to conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials, we may be subject to additional privacy restrictions, under state and federal law or other obligations. We are already subject to data privacy laws in other countries, including the EU General Data Protection Regulation (the “EU GDPR”) in Europe, as further discussed in the “Risk Factors” section below.

Current and Future Healthcare Reform Legislation

Sales of our drug products, if approved for marketing, will depend, in part, on the availability and extent of coverage and reimbursement by third-party payors, such as government health programs, including Medicare and Medicaid, commercial insurance and managed healthcare organizations. These third-party payors are increasingly challenging the price and limiting the coverage and reimbursement amounts for medical products and services. There may be significant delays in obtaining coverage and reimbursement for approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or regulatory authorities in other countries.

In both the United States and certain foreign jurisdictions, there have been, and continue to be, a number of legislative and regulatory changes to the healthcare system. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement, and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our future products or a decision by a third-party payor to not cover our future products could reduce physician usage of the product candidate and have a material adverse effect on our sales, results of operations and financial condition.

Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmacy benefits managers (“PBMs”), and other members of the healthcare and pharmaceutical supply chain, an important decision that has led to further and more aggressive efforts by states in this area. The FTC in mid-2022 also launched sweeping investigations into the practices of the PBM industry and published interim reports with its findings in mid-2024 and January 2025, that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements, including in the current 2025-2026 congressional session. Indeed both the U.S. Congress and state legislatures are increasingly scrutinizing the industry and proposing novel regulatory approaches to address various perceived public policy concerns. For example, during the previous congressional session, numerous bipartisan PBM reforms were considered in both the Senate and the House of Representatives; they included diverse legislative proposals such as eliminating rebates; divorcing service fees from the price of a drug, discount, or rebate; prohibiting spread pricing; limiting administrative fees; requiring PBMs to report formulary placement rationale; promoting transparency. Significant efforts to change the PBM industry as it currently exists in the United States may affect the entire pharmaceutical supply chain and the business of other stakeholders, including biopharmaceutical product developers like us.

Further, the Inflation Reduction Act of 2022 (the “IRA”) has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. Among other things, the IRA includes provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries to $2,000, impose new manufacturer financial liability on certain drugs covered under Medicare Part D, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. Additionally, starting for payment year 2026, CMS is negotiating drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities, entering into agreements to conduct price negotiations with pharmaceutical manufacturers in October 2023 and ultimately announcing the first round of negotiated prices for the first 10 drugs in August 2024; those negotiated “maximum fair prices” will be effective as of January 1, 2026 (payment year 2026). CMS is currently engaged in its second round of negotiations and published the next 15 drugs selected for negotiation in January 2025. Under CMS’s current interpretation of the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that rare disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation that challenges the constitutionality of the IRA’s Medicare drug price negotiation program. The outcome of such ongoing lawsuits, as well as potential legislative changes enacted by Congress or programmatic changes implemented at CMS by the Trump Administration, may impact the IRA drug price negotiation program in the future.

Legislative and regulatory proposals and enactment of laws, at the foreign federal and state levels, directed at containing or lowering the cost of healthcare, will continue into the future. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

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

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like an IND prior to the commencement of human clinical trials. In the EU, for example, a clinical trial authorization application (“CTA”) must be submitted for each clinical protocol to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is accepted in accordance with a country’s requirements, the clinical trial may proceed.

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

Authorization Procedures in the EU

In the European Economic Area (the “EEA”) (comprised of the EU Member States plus Iceland, Liechtenstein and Norway), medicinal products must be authorized for marketing by using either the centralized authorization procedure or one of the national authorization procedures.

•
Centralized procedure—If pursuing marketing authorization of a product candidate for a therapeutic indication under the centralized procedure, following the opining of the the European Medicines Agency (“EMA”)’s Committee for Medicinal Products for Human Use (“CHMP”), the EC issues a single marketing authorization valid across the EEA. The centralized procedure is compulsory for human medicines derived from biotechnology processes or advanced therapy medicinal products (such as gene therapy, somatic cell therapy and tissue engineered products), products that contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune diseases and other immune dysfunctions, viral diseases, and officially designated orphan medicines. For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the EMA, as long as the medicine concerned contains a new active substance not yet authorized in the EEA, or is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health in the EEA. Under the centralized procedure, the maximum timeframe for the evaluation of a marketing authorization application, or MAA, by the EMA is 210 days, excluding “clock stops”, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP, and which can add materially to the timeframe. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding clock stops, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.
•
Now that the U.K. (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain will no longer be covered by centralized marketing authorizations (under the Northern Irish Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland). All medicinal products with a current centralized marketing authorization were automatically converted to Great Britain marketing authorizations on January 1, 2021. For a period of two years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency (“MHRA”), the U.K. medicines regulator, may rely on a decision taken by the EC on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. A separate application will, however, still be required.
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

In April 2014, the EU adopted the new Clinical Trials Regulation (EU) No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022. The transitory provisions of the new Regulation provided that, by January 31, 2025, all ongoing clinical trials must have transitioned to the new Regulation. The new Regulation overhauls the system of approvals for clinical trials in the EU. Specifically, it is directly applicable in all Member States (meaning that no national implementing legislation in each Member State is required), and aims at simplifying and streamlining the approval of clinical trials in the EU. The main characteristics of the new Regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System (“CTIS”); a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all Member States of the European Union (“EU Member States”), in which an application for authorization of a clinical trial has been submitted (Concerned Member States) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Concerned Member State. Strict deadlines have been established for the assessment of clinical trial applications.

Should we utilize third-party distributors, compliance with such foreign governmental regulations would generally be the responsibility of such distributors, who may be independent contractors over whom we have limited control.

Brexit and the Regulatory Framework in the U.K.

The U.K. formally left the EU (commonly referred to as “Brexit”) on January 31, 2020, and the EU and the U.K. have concluded a trade and cooperation agreement (“TCA”), which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of U.K. and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework continues to apply in Northern Ireland). Except in respect of the new EU Clinical Trials Regulation, the regulatory regime in Great Britain therefore largely aligns with EU regulations, however it is possible that these regimes will diverge more significantly in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and E.U. pharmaceutical legislation.

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

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also called the Medicare Modernization Act (the “MMA”), established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. While all Medicare drug plans must give at least a standard level of coverage set by Medicare, Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each Part D prescription drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for drugs for which we obtain marketing approval. Any negotiated prices for any of our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

For a drug product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the average manufacturer price (“AMP”), and Medicaid rebate amounts reported by the manufacturer. As of 2010, the ACA expanded the types of entities eligible to receive discounted 340B pricing, although under the current state of the law these newly eligible entities (with the exception of children’s hospitals) will not be eligible to receive discounted 340B pricing on orphan drugs. As the required 340B discount is determined based on AMP, and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase. In addition, if third-party payors do not consider our drugs to be cost-effective compared to other available therapies, they may not cover our drugs after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our drugs on a profitable basis.

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

Human Capital

As of December 31, 2024, we had five full-time employees, including one who holds a Ph.D. and M.D. degree. Most of our employees work remotely or from our offices in Denmark and the United States. None of our employees are represented by labor unions or covered by collective bargaining agreements. In September 2023, we announced a corporate restructuring to reduce our operations and preserve financial resources, resulting in a reduction of our workforce by 29 people, or approximately 70% of our then existing headcount. In May 2024, we implemented an additional reduction of eight employees in an effort to conserve cash resources.

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

Corporate Information

We were incorporated in Delaware in October 2019. As of December 31, 2024, our wholly owned subsidiaries were PharmAkea, Inc., Galecto Securities Corporation and Galecto Biotech AB. Galecto ApS, a Danish operating company, is a wholly-owned subsidiary of Galecto Biotech AB. Our principal executive offices are located at Ole Maaloes Vej 3s, DK-2200 Copenhagen N, Denmark and 75 State Street, Suite 100, Boston, Massachusetts 02109.

Available Information

Our Internet address is www.galecto.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy, and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Exchange Act are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at www.sec.gov.

Information contained on, or that can be accessible through, our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Our code of business conduct and ethics, corporate governance guidelines and the charters of our audit committee, compensation committee and nominating and corporate governance committee are available through our Internet website at www.galecto.com.

Item 1A. Risk Factors.

You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K and in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to Our Financial Position and Need for Additional Capital

Following our strategic transaction with Bridge Medicines in October 2024, our focus is now on the development of GB3226 (previously referred to as BRM-1420) and GB1211. If we fail to execute successfully on this realigned strategic focus, our business and prospects will be adversely affected.

On October 7, 2024, we announced that we had completed our strategic alternative review process and determined to focus on our business on oncology and severe liver diseases. In connection with this announcement, we announced that we had entered into the Bridge Purchase Agreement with Bridge Medicines, pursuant to which we acquired global rights to Bridge Medicines’ BRM-1420 program, a novel dual ENL-YEATS and FLT3 inhibitor for multiple genetic subsets of AML, and assumed certain of Bridge Medicines’ liabilities associated with the acquired assets. As a result of the conclusion of the strategic alternatives review process, our focus is now on the development of GB3226 and GB1211. As part of the strategic alternative review process, we determined not to further advance GB2064, our LOXL-2 inhibitor candidate.

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

Developing biotechnology and biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception. We expect our expenses to increase in connection with our ongoing activities, particularly if we conduct our planned clinical trials for GB3226, GB1211 and any future product candidates that we may develop, seek regulatory approvals for any of our product candidates and to launch and commercialize any products for which we receive regulatory approval. We also expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce or eliminate one or more of our research and drug development programs or future commercialization efforts.

As of December 31, 2024, we had $14.2 million in cash and cash equivalents. Based on current estimates of our expenses going forward, we believe that our existing cash and cash equivalents will be sufficient to fund the preclinical development of GB3226 into 2026, including the submission of an IND to the FDA. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will require substantial additional capital to finance our operations, including clinical development of any of the GB3226 and GB1211 programs. If we are unable to secure adequate additional funding, we will need to reevaluate our operating plans and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, delay, scale back or eliminate some or all of our development programs, relinquish rights to our intellectual property on less favorable terms than we would otherwise choose, or cease operations entirely. Our future capital requirements and the period for which our existing resources will support our operations may vary significant from what we expect, and in any event, we will require significant capital in order to complete clinical development of any of our current programs. Changes in economic conditions, including volatility in inflation and interest rates, tariffs, lower consumer confidence, volatile equity capital markets and lower market prices for our securities, ongoing supply chain disruptions and geopolitical instability may adversely affect our business, our future capital requirements and our ability to finance our future cash needs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development, marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•
the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates, including GB3226, GB1211 and any our other product candidates we develop in the future;
•
the clinical development plans we establish for these product candidates;
•
the scope, progress, results and costs of discovery, research, preclinical development, laboratory testing and clinical trials for our current and future product candidates;
•
the impacts of volatility in inflation and interest rates, tariffs, geopolitical instability, changes in international trade relationships and conflicts;
•
the number of, and development requirements for, other product candidates that we develop;
•
the timelines of our clinical trials and the overall costs to finish clinical trials due to geopolitical instability and conflict;
•
the outcome, timing and cost of meeting regulatory requirements established by the FDA, EMA and other comparable foreign regulatory authorities;
•
our ability to enter into contract manufacturing arrangements for supply of active pharmaceutical ingredient (“API”) and manufacture of our product candidates, and the terms of such arrangements;
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

We do not have any committed external source of funds or other support for our development efforts, and we cannot be certain that additional funding will be available on acceptable terms, if at all. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our future operations through our existing cash and cash equivalents and a combination of equity offerings, debt financings, collaborations, strategic alliances, marketing and distribution arrangements, and/or licensing arrangements. Volatility in equity capital markets may adversely affect the market price of our equity securities, which may materially and adversely affect our ability to fund our business through public or private sales of equity securities. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. In addition, any debt financing may subject us to fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable intellectual property or other rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also may be required to seek collaborators for any of our product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. Market volatility and economic uncertainty in various global markets resulting from geopolitical instability and conflict or other factors could also adversely impact our ability to access capital as and when needed. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our other research and development initiatives. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this Annual Report on Form 10-K.

The report from our independent registered public accounting firm for the year ended December 31, 2024 includes an explanatory paragraph stating that our losses from operations and required additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern for a period of one year after the date the financial statements are issued. See Note 1 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for additional information on our assessment.

We plan to raise additional capital through some combination of equity or convertible debt financings and/or potential new collaborations, but there can be no assurances any such financing will be available when needed. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all. If we are unable to secure adequate additional funding, we will need to reevaluate our operating plans and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, delay, scale back or eliminate some or all of our development programs, relinquish rights to our intellectual property on less favorable terms than we would otherwise choose, or cease operations entirely. These actions could materially impact our business, results of operations and future prospects and the value of shares of our common stock, and investors may lose all or a part of their investment. In addition, attempting to secure additional financing may divert the time and attention of management from day-to-day activities and distract from our discovery and product development efforts.

We have incurred significant net losses since inception and we expect to continue to incur significant net losses for the foreseeable future.

We have incurred significant net losses since our inception and have financed our operations principally through equity and debt financing. We continue to incur significant research and development and other expenses related to our ongoing operations. For the years ended December 31, 2024 and 2023, we reported a net loss of $21.4 million and $38.3 million, respectively. As of December 31, 2024, we had an accumulated deficit of $277.5 million. We have devoted substantially all of our resources and efforts to research and development, and we expect that it will be several years, if ever, before we generate revenue from product sales. Even if we receive marketing approval for and commercialize one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to develop and market additional potential product candidates.

We expect to continue to incur significant losses for the foreseeable future, and we anticipate that our expenses will increase substantially if, and as, we:

•
complete preclinical development and file an IND for GB3226;
•
advance our oncology and liver disease product candidates and any future product candidates through preclinical and clinical development, and, if successful, later-stage clinical trials;
•
seek regulatory approvals for any product candidates that successfully complete clinical trials;
•
commercialize our oncology and liver disease product candidates and any future product candidates, if approved;
•
increase the amount of research and development activities to discover and develop product candidates;
•
hire additional clinical development, quality control, scientific and management personnel;
•
expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development and manufacturing efforts;
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

SEC regulations limit the funds we can raise during 12 months under a shelf registration statement on Form S-3.

As of January 21, 2025, our public float was approximately $7.3 million, based on 1,275,335 shares of outstanding common stock held by non-affiliates and at $5.76 per share, which was the last reported sale price of our common stock on the Nasdaq Capital Market on January 21, 2025. Our registration statement on Form S-3 (File No. 333-260778) expired on November 12, 2024 and we have not yet filed a new registration statement on Form S-3. SEC regulations limit the amount companies with a public float of less than $75 million may raise during 12 months under a shelf registration statement on Form S-3. As of the filing of this Annual Report on Form 10-K, we are subject to General Instruction I.B.6, Form S-3 (the “Baby Shelf Rule”). Under the Baby Shelf Rule, the amount of funds we can raise through primary public securities offerings in any 12 months using a registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of our common stock held by non-affiliates. Therefore, if and when we file a new registration statement on Form S-3, we may continue to be limited in the proceeds we can raise by selling shares of our common stock using a shelf registration statement on Form S-3 until our public float exceeds $75 million The number of securities we may sell under a Form S-3 shelf registration statement may also change over time. Even if sufficient funding is available in the future, there can be no assurance that it will be available on terms acceptable to our stockholders or us. Furthermore, if we are required or choose to file a new registration statement on a form other than Form S-3, we may incur additional costs and be subject to delays due to review by the SEC staff.

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

Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:

•
our financial requirements;
•
the timing and success or failure of preclinical development and clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;
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

We are a clinical-stage biotechnology company with a limited operating history. We were founded as Galecto Biotech AB, a Swedish operating company, in 2011 and incorporated in Delaware as Galecto, Inc. in October 2019, have no products approved for commercial sale and have not generated any revenue. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of our product candidates. Our approach to the discovery and development of product candidates is unproven, and we do not know whether we will be able to develop any products of commercial value. In addition, our product candidates, including GB3226 and GB1211, are in preclinical development and the early stage of clinical development, respectively. These programs will require substantial additional development and clinical research time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have not yet demonstrated the ability to progress any product candidate through later-stage clinical trials leading to successful marketing authorization. We may be unable to obtain regulatory approval, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, achieve market access and acceptance with insurers and healthcare providers, or conduct sales and marketing activities necessary for successful product commercialization. Investment in biotechnology and biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by early-stage biotechnology and biopharmaceutical companies in rapidly evolving fields. Consequently, we have no meaningful history of operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products.

GB3226 is currently in preclinical development and we may fail to show that the drug is generally safe and well tolerated and that it may provide clinical benefit for patients.

Preclinical models have demonstrated that GB3226 is active against MLLr, NPM1m and FLT3+ driven AML, and we believe that GB3226 has the potential to be further developed to become a treatment option for other tumor types. We anticipate that a small molecule ENL-YEATS/FLT3 inhibitor, such as GB3226 may have the potential to address a broader AML patient population, including those with high-risk genetic mutations. Our plan is to conduct an initial Phase 1a dose escalation clinical trial in patients with AML with a focus on relapsed or refractory MLLr (or KMT2Ar) and NPM1 mutated patients who have failed menin inhibitor therapy, and relapsed or refractory FLT3 mutated patients, to assess both the safety and efficacy of GB3226. If our initial clinical data lend support for our hypothesis, we plan to continue developing GB3226 in this indication. At this time, however, we have not yet sufficiently demonstrated a favorable risk-benefit of GB3226 in patients, and we may be unable to establish sufficient efficacy to warrant continued development in this indication and we may fail to show that the drug is generally safe and well tolerated and that it may provide clinical benefit for patients.

Our business is highly dependent on the success of our product candidates, GB3226 and GB1211, as well as any other product candidates that we advance into the clinic. All of our product candidates require significant preclinical and/or clinical development before we may be able to seek regulatory approval for and launch a product commercially.

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We are very early in our development efforts, and our product candidates, including GB3226 and GB1211, are in preclinical development and the early stage of clinical development, respectively. If these product candidates encounter safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and business would be significantly harmed.

Before we can generate any revenue from sales of our oncology or liver disease product candidates, we must undergo additional preclinical and clinical development, regulatory review and approval in one or more jurisdictions. In addition, if one or more of our product candidates are approved, we must ensure access to sufficient commercial manufacturing capacity and conduct significant marketing efforts in connection with any commercial launch. These efforts will require substantial investment, and we may not have the financial resources to continue development of our product candidates.

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
•
delays in enrolling subjects in clinical trials, including due to geopolitical instability and conflict in Eastern Europe and the economic challenges caused by global pandemics;
•
high drop-out rates of subjects from clinical trials;
•
inadequate supply or quality of product candidates or other materials necessary for the conduct of our clinical trials;
•
greater than anticipated clinical trial costs;
•
inability to compete with other therapies;
•
poor efficacy of our product candidates during clinical trials or emerging unfavorable safety profiles;
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

To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans for their intended uses. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. In particular, the general approach for FDA approval of a new drug is dispositive data from two well-controlled, Phase 3 clinical trials of the relevant drug in the relevant patient population, although under certain circumstances FDA has indicated that a single trial with certain characteristics and additional information may satisfy the legal standard for new drug approval. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and take years to complete. A product candidate can fail at any stage of testing, even after observing promising signals of activity in earlier preclinical studies or clinical trials. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. For example, in August 2023, we announced that our Phase 2b trial evaluating GB0139 for the treatment of idiopathic pulmonary fibrosis (“IPF”), did not meet its primary endpoint of change from baseline in rate of decline in forced vital capacity. As a result, we announced that we were discontinuing development of GB0139. A number of companies in the biotechnology and biopharmaceutical industry have also suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved as therapeutic products, and there can be no assurance that any of our future clinical trials will ultimately be successful or support further clinical development of any of our oncology or liver disease product candidates. Product candidates that appear promising in the early phases of development may fail to reach the market for several reasons, including:

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

Congress also recently amended the FDCA to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug to support marketing authorization, to design and submit a diversity action plan for such clinical trial. The action plan must describe appropriate diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. Although none of our current product candidates has reached Phase 3 of clinical development, we must submit a diversity action plan to the FDA by the time we submit a Phase 3 trial, or pivotal study, protocol to the agency for review, unless we are able to obtain a waiver for some or all of the requirements for a diversity action plan. Initiation of such trials may be delayed if the FDA objects to our proposed diversity action plans for any future Phase 3 trial for our product candidates, and we may experience difficulties recruiting a diverse population of patients in attempting to fulfill the requirements of any approved diversity action plan.

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

Additionally, several of our past, planned and ongoing clinical trials utilize an “open-label” trial design, where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect because patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may also be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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

Examples of such regulations include future legislation or administrative action, or changes in FDA policy during the period of product development and FDA regulatory review. We cannot predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be. For example, in April 2023 the European Commission issued a proposal for a new directive and a new regulation, which will revise and replace the existing general pharmaceutical legislation. If adopted and implemented as currently proposed, these revisions will significantly change several aspects of drug development and approval in the EU.

The FDA may also require a panel of experts, referred to as an advisory committee, to deliberate on the adequacy of the safety and efficacy data to support approval. The opinion of the advisory committee, although not binding on the FDA with respect to its decision on a new drug application, may have a significant impact on our ability to obtain approval of any product candidates that we develop.

We have conducted our past clinical trials in foreign countries. If we continue to seek to conduct clinical trials in foreign countries or pursue marketing approvals in foreign jurisdictions, we must comply with numerous foreign regulatory requirements governing, among other things, the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process varies among countries and may include all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Other risks include the failure of enrolled subjects in foreign countries to adhere to clinical protocols as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, and political and economic risks relevant to such foreign countries. Moreover, the time required to obtain approval from foreign regulatory agencies may differ from that required to obtain FDA approval. Approval by the FDA does not ensure approval by regulatory authorities outside the United States and vice versa.

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

We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our oncology or liver disease product candidates.

We may experience delays in initiating or completing clinical trials. We also may experience numerous unforeseen events during, or as a result of, any future clinical trials that could delay or prevent our ability to receive marketing approval for, or to commercialize, any of our oncology or liver disease product candidates in development, including:

•
regulators or IRBs or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•
the FDA or other comparable regulatory authorities may disagree with our clinical trial design, including with respect to dosing levels administered in our planned and ongoing clinical trials, which may delay or prevent us from initiating or continuing our clinical trials with our originally intended trial design;
•
we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations (“CROs”), which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•
we may experience delays in identifying, recruiting and training suitable clinical investigators for our trials;
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
•
due to the impact of economic challenges caused by global epidemics or pandemics and uncertainty in various global markets caused by geopolitical instability, we may experience delays or interruptions to our manufacturing supply chain, or we could suffer delays in reaching, or we may fail to reach, agreement on acceptable terms with third-party service providers on whom we rely;
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
•
the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate to initiate or complete a given clinical trial; and
•
the FDA or other comparable foreign regulatory authorities may require us to submit additional nonclinical data such as long-term toxicology studies or impose other requirements before permitting us to initiate a clinical trial.

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

Our product candidates are designed to inhibit galectin-3 or ENL-YEATS/FLT3, and we believe such inhibition can play a key role in impacting cancer and liver disease. However, our products are still in the testing phase. If significant adverse events or other side effects are observed in any of our ongoing or future clinical trials, we may have difficulty recruiting patients to participate in our clinical trials, patients may drop out of our trials, or we may be required to reduce the dosage amount of our intended product candidate or abandon the trials or our development efforts altogether. For instance, in the dose selection phase of our Phase 2a GALLANT-1 trial evaluating GB1211 in combination with atezolizumab for the first-line treatment of NSCLC, we observed two serious adverse events of autoimmune-type skin rashes (showing perivascular lymphocytic infiltrates), which were determined by the principal investigator to be related to the administration of atezolizumab. The reactions were similar to those observed with atezolizumab and described in the label; however, in accordance with the protocol, we reduced the GB1211 dose to 100mg twice daily for the second patient cohort. Some potential therapeutics developed in the biotechnology and biopharmaceutical industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies.

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

Identifying and qualifying patients to participate in clinical studies of our product candidates is critical to our success. The timing of completion of our clinical studies depends in part on the speed at which we can recruit patients to participate in testing our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in recruitment or enrollment. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States.

From 2020 to 2022, the COVID-19 pandemic caused delays in certain of our studies, including (i) a delay in recruitment for our Phase 2b trial of GB0139 in IPF patients, which resulted in certain trial protocol amendments and increased costs and (ii) a delay in the initiation and recruitment of our planned and ongoing clinical trials of GB1211. In the future, we may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients depends on many factors, including:

•
the patient eligibility and exclusion criteria defined in the protocol;
•
the size of the patient population required for analysis of the trial’s primary endpoints and the process for identifying patients;
•
the willingness or availability of patients to participate in our trials or known or perceived risks associated with our product candidates;
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

Our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial site. Certain of our clinical trials may also involve invasive procedures, which may lead some patients to drop out of trials to avoid these follow-up procedures.

Further, timely enrollment in clinical trials is reliant on clinical trial sites which may be adversely affected by global health matters, including, among other things, epidemics, pandemics, supply and labor shortages and political and social conditions. For example, the COVID-19 pandemic and military action and civil and political unrest in regions where we previously conducted clinical trials previously negatively affected certain trial sites as they had not been allowed to enroll or recruit patients, while other sites were not able to receive patient visits.

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

We may not be able to obtain orphan drug exclusivity for our product candidates, which could limit the potential profitability of such product candidates.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States. A similar orphan drug designation program exists in the European Union and is administered by the EMA, with multiple orphan drug qualifying criteria including that the prevalence of the condition in the European Union should not be more than 5 in 10,000. Generally, if a product with an orphan designation subsequently receives the first marketing approval for the indication for which it receives the designation, then the product is entitled to a period of marketing exclusivity that precludes the applicable regulatory authority from approving another marketing application for the same drug for the same indication during the exclusivity period. The currently applicable orphan exclusivity period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective, or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

If we obtain an orphan designation and FDA approval of any of our product candidates for an oncology indication, we would be entitled to seven years of marketing exclusivity for that orphan indication. However, if a competitor obtained approval of a generic form of such product candidate for another indication, physicians would not be prevented from prescribing the generic drug for the orphan indication during the period of marketing exclusivity. Such prescribing practices could adversely affect the sales of our product candidates for the orphan indication.

We may seek Breakthrough Therapy designation or Fast Track designation from the FDA for our current or future product candidates. We may not be successful in receiving such designation but even if we do, it may not lead to a faster development or regulatory review process, and such designations do not increase the likelihood that any of our product candidates will receive marketing approval in the United States.

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

Breakthrough Therapy designation is intended to expedite the development and review of product candidates that are designed to treat serious or life-threatening diseases when preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation of a product candidate as a breakthrough therapy provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate and ensure collection of appropriate data needed to support approval; more frequent written correspondence from FDA about such things as the design of the proposed clinical trials and use of biomarkers; intensive guidance on an efficient drug development program, beginning as early as Phase 1; organizational commitment involving senior managers; and eligibility for rolling review and priority review.

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

Historically, our clinical trials enrolled some or all patients outside of the United States. The acceptance of trial data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authorities may be subject to certain conditions or may not be accepted at all. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP requirements; (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met.

Most foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA, EMA or any comparable regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

We face an inherent risk of product liability as a result of testing our oncology and liver disease product candidates in clinical trials and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical trials, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even a successful defense of these claims would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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
•
decline in our share price.

Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We will need to obtain additional insurance for clinical trials if we continue clinical development of our oncology and liver disease product candidates, and as additional product candidates enter the clinic. However, we may be unable to obtain, or may obtain on unfavorable terms, clinical trial insurance in amounts adequate to cover any liabilities from any of our clinical trials. Our insurance policies may also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

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

There are a number of large biotechnology and biopharmaceutical companies that are currently pursuing the development of products for the treatment of the biological processes that drive certain cancers and liver disease. Companies that we are aware of that are targeting the treatment of AML include large companies with significant financial resources, such as Kyowa Kirin Co., Ltd., Syndax Pharmaceuticals, Inc., GlycoMimetics, Inc. and Actinium Pharmaceuticals, Inc. Companies that we are aware of that are targeting the treatment of various liver diseases include large companies with significant financial resources, such as AbbVie Inc., Akero Therapeutics, Inc., Biogen, Inc., Boehringer Ingelheim, Bristol Myers Squibb Co., Galectin Therapeutics, Inc., Gilead Sciences, Inc., Inventiva Pharma, Madrigal Pharmaceuticals, Inc., Novartis AG, Novo Nordisk A/S, Roche/Genentech and Viking Therapeutics, Inc.

Many of our current or potential competitors, either alone or with their strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do.

Mergers and acquisitions in the biopharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, more convenient, or less expensive than any products that we may develop. Furthermore, products currently approved for other indications could be discovered to be effective treatments of the biological processes that liver disease as well, which could give such products significant regulatory and market timing advantages over any liver disease product candidates that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we do, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, products or technologies developed by our competitors may render our potential product candidates uneconomical or obsolete and we may not be successful in marketing any product candidates we may develop against competitors. The availability of competitive products could limit the demand, and the price we are able to charge, for any products that we may develop and commercialize.

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

If any of our product candidates are approved, they will be subject to ongoing post-marketing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies and submission of safety, efficacy and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. In addition, we will be subject to continued compliance with cGMP for any drug products we distribute and with GCP requirements for any clinical trials that we conduct post-approval.

Manufacturers and their facilities are required to comply with extensive FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations and applicable electronic package-level tracing requirements. We and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any marketing application, and previous responses to inspection observations. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

Any future regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS as a condition of approval of one or more of our product candidates, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, we will have to comply with requirements including submissions of safety and other post-marketing information and reports and registration. For example, under the FDCA, sponsors of approved drugs and biologics must provide 6 months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed.

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
•
suspension or revocation of product approvals;
•
product seizure or detention or refusal to permit the import or export of our product candidates; and
•
consent decrees or injunctions or the imposition of civil or criminal penalties.

We must also comply with requirements concerning advertising and promotion for any of our product candidates for which we hope to obtain marketing approval. In the U.S., the FDA strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. However, companies may share truthful and not misleading information that is not inconsistent with the labeling, and FDA has recently published guidance for industry with recommendations for how drug manufacturers can share scientifically sound and clinically relevant information on unapproved uses with health-care providers so long as such presentations are not promotional. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

Any government investigation of alleged violations of law would be expected to require us to expend significant time and resources in response and could generate adverse publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to develop and commercialize our products and our value and our operating results would be adversely affected. In addition, the policies of the FDA and of other regulatory authorities may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

Even if a product candidate we develop receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

Even if any of the oncology and liver disease product candidates that we develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, such as Medicare and Medicaid programs and managed care organizations, and others in the medical community. In addition, the availability of coverage by third-party payors may be affected by existing and future health-care reform measures designed to reduce the cost of healthcare. If the product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable.

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
•
the recommendations in guidelines published by various scientific organizations applicable to us and our product candidates;
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

Our ability to commercialize any products successfully will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors, including government healthcare programs and private health insurers. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. Decisions about coverage and reimbursement for new drugs are typically made by the CMS, an agency within the Department of Health and Human Services (“DHHS”), as CMS decides whether and to what extent a new drug will be covered and reimbursed under Medicare. Private payors tend to follow the coverage reimbursement policies established by CMS to a substantial degree. Therefore, coverage and reimbursement for our products can differ significantly from payor to payor. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of product candidates, once approved. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates, if approved.

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

Outside of the United States, international operations are generally subject to extensive governmental price controls and other price-restrictive regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of prescription drugs. In many countries, the prices of drugs are subject to varying price control mechanisms as part of national health systems. Price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our products, if any. Accordingly, in markets outside the United States, the potential revenue may be insufficient to generate commercially reasonable revenue and profits.

Moreover, increasing efforts by governmental and private payors in the United States and abroad to limit or reduce healthcare costs may result in restrictions on coverage and the level of reimbursement for new drugs and, as a result, they may not cover or provide adequate payment for our products, if any. We expect to experience pricing pressures in connection with drugs due to the increasing trend toward managed healthcare, including the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, and prescription drugs in particular, has and is expected to continue to increase in the future. As a result, profitability of our products, if any, may be more difficult to achieve even if any of them receive regulatory approval.

Even if we obtain FDA approval of any of our product candidates, we may never obtain approval or commercialize such products outside of the United States, which would limit our ability to realize their full market potential.

In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and may require additional preclinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our future products in those countries. Satisfying regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our ability to realize the full market potential of our products will be harmed.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of biotechnology and biopharmaceutical products. Arrangements with third-party payors and customers can expose biotechnology and biopharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal AKS and FCA, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute biotechnology and biopharmaceutical products. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. See the section entitled, “Business — Government Regulation — Other Healthcare Laws”.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from other aspects of its business.

The distribution of biotechnology and biopharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of biotechnology and biopharmaceutical products.

It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, reputational harm, possible exclusion from participation in federal and state funded healthcare programs, contractual damages and the curtailment or restricting of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Any action for violation of these laws, even if successfully defended, could cause significant legal expenses and divert management’s attention from the operation of the business. Prohibitions or restrictions on sales or withdrawal of future marketed products could materially affect business in an adverse way.

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

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in August 2022, former President Biden signed into the law the Inflation Reduction Act, or the IRA, which contains multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States.

Among other things, the IRA requires manufacturers of drugs or biological products covered by Medicare Parts B or D to pay a rebate to the federal government if their drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting for payment year 2026, CMS is negotiating drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities, entering into the first set of agreements with pharmaceutical manufacturers to conduct price negotiations in October 2023 and ultimately announcing the first round of negotiated prices for the first 10 drugs in August 2024; those negotiated “maximum fair prices” will be effective as of January 1, 2026 (payment year 2026). CMS is currently engaged in its second round of negotiations and published the next 15 drugs selected for negotiation in January 2025. However, the IRA’s impact on the biopharmaceutical industry in the United States remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. The outcome of such ongoing lawsuits, as well as potential legislative changes enacted by Congress or programmatic changes implemented at CMS by the Trump Administration, may impact the IRA drug price negotiation program in the future.

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biologic product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects. In addition, the U.S. Supreme Court held unanimously in December 2020 that federal law does not preempt the states’ ability to regulate PBMs and other members of the health care and pharmaceutical supply chain, an important decision that has led to further and more aggressive efforts by states in this area.

In mid-2022, the FTC launched sweeping investigations into the practices of the PBM industry, and published interim reports with its findings in mid-2024 and January 2025, that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements, including in the current 2025-2026 congressional session where PBM reform continues to be a bipartisan priority. During the previous congressional session, numerous PBM reforms were considered in both the Senate and the House of Representatives; they included diverse legislative proposals such as eliminating rebates; divorcing service fees from the price of a drug, discount, or rebate; prohibiting spread pricing; limiting administrative fees; requiring PBMs to report formulary placement rationale; promoting transparency. Significant efforts to change the PBM industry as it currently exists in the United States may affect the entire pharmaceutical supply chain and the business of other stakeholders, including biopharmaceutical product developers like us. Further, in September 2023, the FTC issued a policy statement articulating its view that certain “improper” patent listings by drug developers in FDA’s Orange Book represent an unfair trade practice and indicated that industry should be prepared for potential enforcement actions based on its analysis. The FTC followed that action in November 2023 by publicly calling out over 100 “improper” patent listings made by ten large pharmaceutical companies and initiating an FDA administrative process with respect to those patents. The controversy regarding the appropriateness of listing such patents has led to numerous lawsuits alleging anticompetitive conduct by biopharmaceutical companies. It remains to be seen whether the FTC under the Trump Administration will continue to prioritize the policy issue of “improper” patent listings or whether Congress may take any legislative actions related to this issue. Accordingly, regulatory and government interest in biopharmaceutical industry business practices continues to expand and pose a risk of uncertainty.

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

Disruptions at the FDA, the SEC and other government agencies caused by funding shortages, mass layoffs or global health concerns could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA and other government agencies to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical government employees and stop critical activities during that period. In early 2025, following the inauguration of President Trump, the Trump Administration began terminating federal government employees, including at the FDA. The impact of mass layoffs at the agency and other governmental offices with which we interact is unclear at this time. However, it is expected that with a proposed reduction in staff of up to 50%, the FDA in the future may be unlikely to meet its application review goals or to continue to be available for timely interactions with medical product developers. It is currently unclear how the U.S. biopharmaceutical industry will be affected by the Trump Administration’s major changes to the FDA and the federal government as a whole.

Separately, during the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the agency has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates, and any resurgence of the virus or emergence of new infectious disease outbreaks may lead to future inspectional delays. Regulatory authorities outside the United States may adopt similar policy measures in response to emerging infectious disease outbreaks, epidemics, or pandemics. If a prolonged government shutdown or slowdown occurs, or if global health concerns similar to COVID-19 prevent the FDA or other regulatory agencies from conducting their regulatory inspections, review or other regulatory activities, it could significantly impact the ability of the FDA to review and process our regulatory submissions timely, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Further, three decisions from the U.S. Supreme Court issued in July 2024 may lead to an increase in litigation against regulatory agencies that could create uncertainty and thus negatively impact our business. The first decision overturned established precedent that required courts to defer to regulatory agencies’ interpretations of ambiguous statutory language. The second decision overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. The third decision extended the statute of limitations within which entities may challenge agency actions. These cases may result in increased litigation by industry against regulatory agencies, including but not limited to the FDA and SEC, and may impact how such agencies choose to pursue enforcement and compliance actions. However, the specific, lasting effects of these decisions, which may vary within different judicial districts and circuits, is unknown. We also cannot predict the extent to which FDA and SEC regulations, policies, and decisions may become subject to increasing legal challenges, delays, and changes.

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

Much like the AKS prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the European Union. The provision of benefits or advantages to reward improper performance generally is governed by the national anti-bribery laws of the EU member states, and in respect of the United Kingdom (which is no longer a member of the European Union), the Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the United Kingdom despite its departure from the European Union.

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

In addition, in most foreign countries, including the EEA, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. A member state may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries, we may be required to conduct a clinical study or other studies that compare the cost-effectiveness of any of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for biotechnology and biopharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the EU do not follow price structures of the United States, and generally, prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales and the potential profitability of any of our product candidates in those countries would be negatively affected.

We may incur substantial costs in our efforts to comply with evolving global data protection laws and regulations, and any failure or perceived failure by us to comply with such laws and regulations may harm our business and operations.

The global data protection landscape is rapidly evolving, and we are currently and may become subject to or impacted by numerous federal, state and foreign laws and regulations, as well as regulatory guidance, governing the collection, use, disclosure, transfer, security and processing of personal data in connection with our business, such as information that we collect about our employees, third-party collaborators, business partners, participants and healthcare providers in connection with clinical trials. Implementation standards and enforcement practices are likely to remain uncertain and unpredictable for the foreseeable future, which may create uncertainty in our business, affect our or our service providers’ ability to operate in certain jurisdictions or to collect, store, transfer use and share personal data, result in liability or impose additional compliance or other costs on us. Any actual or perceived failure by us to comply with federal, state, or foreign laws or self-regulatory standards could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others.

In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws govern the collection, use, disclosure, processing, and protection of health-related and other personal data. Failure to comply with privacy and data protection laws and regulations, where applicable, could result in government enforcement actions, which could include civil or criminal penalties, private litigation and/or adverse publicity, and could negatively affect our operating results and business. For example, California has enacted the California Consumer Privacy Act (the “CCPA”), which went into effect in January 2020. The CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Although the CCPA includes exemptions for certain clinical trials data, and HIPAA-protected health information, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. Additionally in 2020, California voters passed the California Privacy Rights Act (the “CPRA”), which went into full effect on January 1, 2023. The CPRA significantly amends the CCPA, potentially resulting in further uncertainty, additional costs and expenses in an effort to comply, and additional potential for harm and liability for failure to comply. Among other things, the CPRA established a new regulatory authority, the California Privacy Protection Agency, which is tasked with enacting new regulations under the CPRA and has expanded enforcement authority. In addition to California, more U.S. states are enacting similar legislation, increasing compliance complexity and increasing risks of failures to comply. In 2023, comprehensive privacy laws in Virginia, Colorado, Connecticut, and Utah all took effect, and laws in Montana, Oregon, and Texas took effect in 2024. Laws in a number of other U.S. states took effect, or are set to take effect, in 2025, in 2026, and beyond, and additional U.S. states have proposals under consideration, all of which are likely to increase our regulatory compliance costs and risks, exposure to regulatory enforcement action and other liabilities.

Other federal and state laws establish additional requirements for protecting the privacy and security of health information that is not protected by HIPAA. For instance, Washington state recently passed the “My Health My Data” Act, which came into force in 2024 and regulates “consumer health data,” which is broadly defined as “personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health.” The “My Health My Data” Act provides exemptions for personal data used or shared in connection with certain research activities, including data subject to 45 C.F.R. Parts 46, 50 and 56. Notably, the “My Health My Data” Act contains a private right of action. In addition, Nevada recently enacted a consumer health data privacy bill, SB 370, which also took effect in 2024, and regulates “consumer health data.” SB 370 shares many similarities with Washington’s “My Health My Data” Act, and Connecticut recently amended its comprehensive privacy law to include heighted regulation of “consumer health data.” Additional states are considering and may adopt health-specific privacy laws that could impact our business activities and our collection and handling of health-related data.

In addition to our operations in the United States, which may be subject to healthcare and other laws relating to the privacy and security of health information and other personal data, we have operations in the EEA and are subject to EEA privacy and data protection laws, regulations and guidelines. The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EEA, including personal health data, is subject to the EU GDPR, which took effect in 2018. The EU GDPR is a comprehensive general data privacy framework that governs the collection and use of personal data in the EEA, including by companies outside of the EEA. The EU GDPR imposes a broad range of strict requirements, including requirements to establish a legal basis in order to process personal data, obtain consent of the individuals to whom the personal data relates in certain instances, maintain the security and confidentiality of personal data, implement data processing agreements with third-party personal data processors, respond to requests from data subjects to exercise their rights under the EU GDPR, report security breaches involving personal data to supervisory authorities and affected individuals, appoint data protection officers in certain instances, conduct data protection impact assessments and comply with record-keeping requirements. The EU GDPR also imposes strict rules on the transfer of personal data out of the EEA to the United States, enhances enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the infringer, whichever is greater. The EU GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the EU GDPR. Compliance with the EU GDPR has been and will continue to be a rigorous and time-intensive process that has increased and will continue to increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm in connection with any EEA activities, which could adversely affect our business, prospects, financial condition and results of operations.

Additionally, following the United Kingdom’s withdrawal from the European Union (i.e., Brexit), and the expiry of the Brexit transition period, which ended on December 31, 2020, the EU GDPR has been implemented in the United Kingdom (the “UK GDPR”). The UK GDPR sits alongside the UK Data Protection Act 2018 which implements certain derogations in the GDPR into UK law. Under the UK GDPR, companies not established in the UK but who process personal data in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior will be subject to the UK GDPR – the requirements of which are (at this time) largely aligned with those under the EU GDPR and as such, may lead to similar compliance and operational costs with potential fines of up to £17.5 million or 4% of global turnover.

Transfers of personal data to certain countries outside of the EEA and the UK are also highly regulated under the EU GDPR and UK GDPR. For example, the EU GDPR only permits exports of personal data outside of the EEA to “non-adequate” countries where there is a suitable data transfer mechanism in place to safeguard personal data (e.g., the EU Commission approved Standard Contractual Clauses or certification under the Data Privacy Framework). On July 16, 2020, the Court of Justice of the EU (the “CJEU”) issued a landmark opinion in the case Maximilian Schrems vs. Facebook (Case C-311/18) (“Schrems II”). This decision calls into question certain data transfer mechanisms as between the EU member states and the U.S. The CJEU is the highest court in Europe and the Schrems II decision heightened the burden to assess U.S. national security laws on their business, and future actions of EEA data protection authorities are difficult to predict at this time. While the Data Privacy Framework was meant to address the concerns raised by the CJEU in Schrems II, it will likely be subject to future legal challenges. Consequently, there is some risk of any data transfers from the EEA being halted. If we have to rely on third parties to carry out services for us, including processing personal data on our behalf, we are required under EU GDPR to enter into contractual arrangements to flow down or help ensure that these third parties only process such data according to our instructions and have sufficient security measures in place. Any security breach or non-compliance with our contractual terms or breach of applicable law by such third parties could result in enforcement actions, litigation, fines and penalties or adverse publicity and could cause customers to lose trust in us, which would have an adverse impact on our reputation and business. Any contractual arrangements requiring the processing of personal data from the EEA to us in the U.S. will require greater scrutiny and assessments as required under Schrems II and may have an adverse impact on cross-border transfers of personal data or increase costs of compliance.

We are conducting clinical trials in the EEA, and the EU GDPR increases our responsibility and liability in relation to personal data that we process where such processing is subject to the EU GDPR, and we are required to have in place additional mechanisms and safeguards to ensure compliance with the EU GDPR, including as implemented by individual EU member states. Compliance with the EU GDPR is a rigorous and time-intensive process that increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. We expect that we will continue to face uncertainty as to whether our efforts to comply with any obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new clients or biotechnology and biopharmaceutical partners. We may also experience hesitancy, reluctance, or refusal by European or multi-national vendors or biotechnology and biopharmaceutical partners to continue to use our products due to the potential risk exposure as a result of the current (and, in particular, future) data protection obligations imposed on them by certain data protection authorities in interpretation of current law, including the EU GDPR. Such vendors or biotechnology and biopharmaceutical partners may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain, or otherwise objectionable and therefore decide not to do business with us. Any of the forgoing could materially harm our business, prospects, financial condition and results of operations.

Applicable data privacy and data protection laws may conflict with each other, and by complying with the laws or regulations of one jurisdiction, we may find that we are violating the laws or regulations of another jurisdiction. Despite our efforts, we may not have fully complied in the past and may not in the future. That could require us to incur significant expenses, which could significantly affect our business. Failure to comply with data protection laws may expose us to risk of enforcement actions taken by data protection authorities or other regulatory agencies, private rights of action in some jurisdictions, and potential significant penalties if we are found to be non-compliant. Furthermore, the number of government investigations related to data security incidents and privacy violations continue to increase and government investigations typically require significant resources and generate negative publicity, which could harm our business and reputation.

Legal, political and economic uncertainty surrounding the exit of the United Kingdom from the European Union may be a source of instability in international markets, create significant currency fluctuations, adversely affect our operations in the United Kingdom and pose additional risks to our business, revenue, financial condition and results of operations.

The United Kingdom formally left the European Union on January 31, 2020, and the European Union and the United Kingdom have concluded a trade and cooperation agreement (the “TCA”), which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA provides details on how some aspects of the United Kingdom and European Union’s relationship will operate going forward however there are still many uncertainties and how the TCA will take effect in practice is still largely unknown. This lack of clarity on future U.K. laws and regulations and their interaction with the EU laws and regulations may negatively impact foreign direct investment in the United Kingdom, increase costs, depress economic activity and restrict access to capital.

The uncertainty concerning the United Kingdom’s legal, political and economic relationship with the European Union after Brexit may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise) beyond the date of Brexit.

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

In addition, if other EU member states pursue withdrawal, barrier-free access among the EEA overall could be diminished or eliminated. The long-term effects of Brexit will depend on how the terms of the TCA take effect in practice and any further agreements (or lack thereof) between the United Kingdom and the European Union.

Such a withdrawal from the European Union is unprecedented, and it is unclear how the restrictions on the United Kingdom’s access to the European single market for goods, capital, services and labor within the European Union, or single market, and the wider commercial, legal and regulatory environment, will impact our current and future operations (including business activities conducted by third parties and contract manufacturers on our behalf) and clinical activities in the United Kingdom. In addition to the foregoing, our U.K. operations support our current and future operations and clinical activities in the European Union and EEA, and these operations and clinical activities could be disrupted by Brexit.

We may also face new regulatory costs and challenges that could have an adverse effect on our operations. The United Kingdom will lose the benefits of global trade agreements negotiated by the European Union on behalf of its members, which may result in increased trade barriers that could make our doing business in the European Union and the EEA more difficult. Since the regulatory framework in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime with respect to the approval of our product candidates in the United Kingdom now that the U.K. legislation can diverge from EU legislation. For instance, Great Britain will now no longer be covered by the centralized procedures for obtaining EEA-wide marketing and manufacturing authorizations from the EMA (under the Northern Irish Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland) and a separate process for authorization of drug products will be required in Great Britain, resulting in an authorization covering the United Kingdom or Great Britain only. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business. Even prior to any change to the United Kingdom’s relationship with the European Union, the announcement of Brexit has created economic uncertainty surrounding the terms of Brexit, and its consequences could adversely impact customer confidence resulting in customers reducing their spending budgets on our product candidates, if approved, which could adversely affect our business, financial condition, results of operations and could adversely affect the market price of our common stock.

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

We must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The U.S. Foreign Corrupt Practices Act (the “FCPA”) prohibits any U.S. individual or business entity from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business.

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

In February 2025, President Trump issued an executive order directing the U.S. Department of Justice to pause enforcement of the U.S. Foreign Corrupt Practices Act and to issue new enforcement guidelines that take into consideration U.S. national security and the competitiveness of U.S. companies abroad. It is unclear how this presidential directive may affect the biopharmaceutical industry as a whole or our business in particular.

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

We cannot be certain that we are the first to invent the inventions covered by pending patent applications and, if we are not, we may be subject to priority disputes. Furthermore, for United States applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third-party or instituted by the United States Patent and Trademark Office (“USPTO”) to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. Similarly, for U.S. applications in which at least one claim is not entitled to a priority date before March 16, 2013, derivation proceedings can be instituted to determine whether the subject matter of a patent claim was derived from a prior inventor’s disclosure.

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

Recent or future patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. Under the enacted Leahy-Smith America Invents Act (the “America Invents Act”), after March 2013, the United States moved from a “first-to-invent” to a “first-inventor-to-file” system. Under a “first-inventor-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. The America Invents Act includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefine prior art and establish a new post-grant review system. The effects of these changes are currently unclear, as the USPTO only recently developed new regulations and procedures in connection with the America Invents Act and many of the substantive changes to patent law, including the “first-inventor-to-file” provisions. In addition, the courts have yet to address many of these provisions and the applicability of the America Invents Act and new regulations on specific patents discussed herein, for which issues have not been determined and would need to be reviewed. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

If we breach any of the agreements under which we license from third parties the commercialization rights to our product candidates, we could lose license rights that are important to our business and our operations could be materially harmed.

Pursuant to our acquisition of Bridge Medicines, we have in-licensed rights to GB3226 and other compounds in our ENL-YEATS program from Rockefeller University. As a result, our current business plans are highly dependent upon our satisfaction of certain conditions to the maintenance of the rights we license under the license agreement with Rockefeller University. This license agreement provides that we are subject to various obligations and conditions, including diligence obligations relating to the commercialization and development of GB3226. If we fail to comply with any of the conditions or obligations or otherwise breach the terms of our license agreement with Rockefeller University, Rockefeller University may have the right to terminate the applicable agreement in whole or in part and thereby extinguish our rights to the licensed technology and intellectual property and/or any rights we have acquired to develop and commercialize GB3226 or other product candidates. The loss of the rights licensed to us under our license agreement with Rockefeller University would eliminate our ability to further develop GB3226 and would materially harm our business, prospects, financial condition and results of operations.

We may enter into license or other collaboration agreements in the future that may impose certain obligations on us. If we fail to comply with our obligations under such future agreements with third parties, we could lose license rights that may be important to our future business.

We may enter into certain licenses or other collaboration agreements in the future pertaining to the in-license of rights to additional product candidates. For instance, in October 2024, we acquired certain ENL-YEATS assets from Bridge Medicines, which included an exclusive license with Rockefeller University. See the risk factor below entitled “We depend on Rockefeller University to prosecute and maintain patents and patent applications that are material to our business” for more information. Any failure by a third party to effectively protect these intellectual property rights could adversely impact our business and operations. Such agreements may impose various diligence, milestone payment, royalty, insurance or other obligations on us. If we fail to comply with these obligations, our licensor or collaboration partners may have the right to terminate the relevant agreement, in which event we would not be able to develop or market the products covered by such licenses or agreements.

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

We may choose to challenge the patentability of claims in a third party’s U.S. patent by requesting that the USPTO review the patent claims in an ex-parte re-examination, inter partes review or post-grant review proceedings. These proceedings are expensive and may consume our time or other resources. We may choose to challenge a third party’s patent in patent opposition proceedings in the European Patent Office (“EPO”) or other foreign patent offices. The costs of these opposition proceedings could be substantial and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent offices then we may be exposed to litigation by a third-party alleging that the patent may be infringed by our product candidates or proprietary technologies.

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

Further, a European Unified Patent Court (“UPC”) came into force during 2023. The UPC is a common patent court to hear patent infringement and revocation proceedings effective for member states of the European Union. This could enable third parties to seek revocation of any of our European patents in a single proceeding at the UPC rather than through multiple proceedings in each of the jurisdictions in which the European patent is validated. Any such revocation and loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Moreover, the controlling laws and regulations of the UPC will develop over time, and may adversely affect our ability to enforce our European patents or defend the validity thereof. We may decide to opt out our European patents and patent applications from the UPC. If certain formalities and requirements are not met, however, our European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that our European patents and patent applications will avoid falling under the jurisdiction of the UPC, if we decide to opt out of the UPC.

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

We may also rely on academic and private non-academic institutions and clinical investigators to conduct and sponsor clinical trials relating to our product candidates, such as the ongoing Phase 2 clinical trial of GB1211 in metastatic melanoma and HNSCC patients that has been initiated by Providence Cancer Institute. We will not control the design or conduct of the investigator-sponsored trials, and it is possible that the FDA or foreign regulatory authorities will not view these investigator-sponsored trials as providing adequate support for future clinical trials, whether controlled by us or third parties, for any one or more reasons, including due to elements of the design or execution of the trials or safety concerns or other trial results. Such arrangements will likely provide us certain information rights, including access to and the ability to use and reference the data, including for our own regulatory filings, resulting from the investigator-sponsored trials. However, we would not have control over the timing and reporting of the data from investigator-sponsored trials, nor would we own the data from the investigator-sponsored trials. If we are unable to confirm or replicate the results from the investigator-sponsored trials or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development of our product candidates. Further, if investigators or institutions breach their obligations with respect to the clinical development of our product candidates, or if the data proves to be inadequate compared to the first-hand knowledge we might have gained had the investigator-sponsored trials been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected.

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

We depend on Rockefeller University to prosecute and maintain patents and patent applications that are material to our business. Any failure by a third party to effectively protect these intellectual property rights could adversely impact our business and operations.

We have licensed patent rights for our ENL-YEATS program from Rockefeller University. As a licensee, we rely on licensors to file and prosecute patent applications and maintain patents and otherwise protect the licensed intellectual property under some of our license agreements. We have not had and do not have primary control over these activities for our ENL-YEATS patents or patent applications and other intellectual property rights. We cannot be certain that such activities have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights. Pursuant to the terms of our license agreement, Rockefeller University has the right to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents and even if we are permitted to pursue such enforcement or defense, we will require the cooperation of our licensors. We cannot be certain that our licensors will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it might prevent us from continuing to license intellectual property that we may need to operate our business.

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

We expect to continue to rely on third-party manufacturers if we receive regulatory approval for any of our oncology or liver disease product candidates. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third party manufacturing for product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. Our or a third party’s failure to execute on our manufacturing requirements and comply with cGMP could adversely affect our business in a number of ways, including:

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

We rely on a sole supplier or, in some cases, a limited number of suppliers for the manufacture of components of our product candidates. If these suppliers are unable to supply necessary materials to us in the quantities we require, or at all, or otherwise default on their supply obligations to us, we may not be able to obtain alternative supplies from other suppliers on acceptable terms, in a timely manner, or at all. We also do not have long-term supply agreements with any of our suppliers. Our current contracts with certain suppliers may be canceled or not extended by such suppliers and, therefore, do not afford us with protection against a reduction or interruption in supplies. Moreover, in the event any of these suppliers breach their contracts with us, our legal remedies associated with such a breach may be insufficient to compensate us for any damages we may suffer.

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

As of December 31, 2024, we had 5 full-time employees. As our clinical development and commercialization plans and strategies develop, and as we continue to operate as a public company, we may need to expand our managerial, clinical, regulatory, sales, marketing, financial, development, manufacturing and legal capabilities or contract with third parties to provide these capabilities for us. If our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future growth would impose significant added responsibilities on members of management, including:

•
identifying, recruiting, integrating, maintaining and motivating additional employees;
•
managing our development and commercialization efforts effectively, including the clinical and FDA review process for our product candidates, while complying with our contractual obligations to contractors and other third parties; and
•
improving our operational, financial and management controls, reporting systems and procedures.

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

In October 2024, we acquired the ENL-YEATS assets from Bridge Medicines and we may acquire additional technology and complementary businesses in the future. Acquisitions involve many risks, any of which could materially harm our business, including the diversion of management’s attention from core business concerns, failure to effectively exploit acquired technologies, failure to successfully integrate the acquired business or realize expected synergies or the loss of key employees from either our business or the acquired businesses.

If we lose key management personnel, or if we fail to recruit additional highly skilled personnel, our ability to develop current product candidates or identify and develop new product candidates will be impaired, could result in loss of markets or market share and could make us less competitive.

Our ability to compete in the highly competitive biotechnology and biopharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including Hans T. Schambye, M.D., Ph.D., our Chief Executive Officer and President, and Matthew Kronmiller, our Executive Vice President of Strategy and Chief Business Officer. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.

We conduct our operations primarily in Denmark and the United States, and have also engaged consultants in multiple other countries. Competition for skilled personnel in our industry is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all,

To induce valuable employees to remain with us, in addition to salary and cash incentives, we have provided stock options and restricted stock units that vest over time. The value to employees of stock options and restricted stock units that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Our key employees are at-will employees, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key person” insurance policies, but we may enter into such policies, on the lives of these individuals or the lives of certain of our employees. There is no guarantee that any “key person” insurance policy we may enter into would adequately compensate us for the loss of any key employee. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior scientific and medical personnel.

We may be unable to adequately protect our information systems, or those of third-parties upon which we rely, from cybersecurity incidents and other disruptions or failures, which could result in material disruption of our product development and business, the disclosure of confidential or proprietary information, including personal data, damage our reputation and subject us to significant financial and legal exposure.

In the ordinary course of our business, we, and the third parties upon which we rely, process personal, proprietary, confidential, and other sensitive data, and as a result, we and the third parties upon which we rely face a variety of evolving threats which could cause cybersecurity incidents. Despite our implementation of security measures, our internal computer systems and those of third-parties upon which we rely, including any future collaborators and other contractors or consultants, are vulnerable to cyberattacks, computer viruses, phishing, bugs, worms, or other malicious codes, malware, including as a result of advanced persistent threat intrusions, and other attacks by computer hackers, cracking, application security attacks, social engineering, including through phishing attacks, supply chain attacks and vulnerabilities through our third-party service providers, denial-of-service attacks, such as credential stuffing, credential harvesting, personnel misconduct or error, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, natural disasters, terrorism, war and telecommunication and electrical failures.

Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel, such as through theft or misuse, wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial of service, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. Some threat actors also now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors, for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain and ability to produce, sell and distribute our goods and services. In addition to experiencing a cybersecurity incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, developments in artificial intelligence and machine learning provide threat actors with the capability to use more sophisticated means to attack our systems and may exacerbate cybersecurity risk.

Furthermore, future or past business transactions, such as acquisitions or integrations, could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Additionally, we may discover security vulnerabilities or risks that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. We also rely on third-party service providers to assist with our clinical trials, provide other products or services, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a cybersecurity incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems, including our services, or the third-party information technology systems that support us and our services.

Any of the previously-discussed cybersecurity incidents or cyberattacks could cause serious negative consequences for us, including, without limitation, disruption, delays or outages in our operations, disruption of our development programs, misappropriation of confidential business information, including financial information, trade secrets, financial loss, loss of income, loss of our trade secrets or other proprietary information, significant expenses to restore data or systems, reputational damage or loss, diversion of funds or the disclosure of corporate strategic plans. For example, the loss of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To alleviate the negative impact of a ransomware attack, it may be preferable to make payments to the threat actor(s), but we may be unwilling or unable to do so, including, for example, if applicable laws or regulations prohibit such payments. Although we implement security measures to protect our information systems, there can be no assurance that our efforts will prevent or detect cybersecurity incidents that could result in business, legal, financial or reputational harm to us, or could have a material adverse effect on our results of operations and financial condition. Such cybersecurity incidents could also result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Any failure to detect, prevent or mitigate cybersecurity incidents or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in obligations under privacy and security obligations which may require us to notify relevant stakeholders, regulatory authorities, and other individuals of cybersecurity incidents, and take other remedial measures. Such disclosures and measures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. Any such event could also result in legal claims or proceedings, liability under laws that protect the privacy of personal data and significant regulatory penalties, and damage to our reputation and a loss of confidence in us and our ability to conduct clinical trials, which could delay the clinical development of our product candidates.

If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling cybersecurity incidents and cyberattacks, and any such occurrence could result in the losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or mitigate cybersecurity incidents, cyberattacks or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such cybersecurity incidents or cyberattacks, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Portions of our future clinical trials may be conducted outside of the United States and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials more costly to operate. Furthermore, the most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. Changes in economic conditions, including volatility in inflation and interest rates, volatile equity capital markets and lower market prices for our securities may adversely affect our business, our future capital requirements and our ability to finance our future cash needs. A severe or prolonged economic downturn could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or international trade disputes could also strain our suppliers, some of which are located outside of the United States, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

The Animal Welfare Act (“AWA”) is the federal law that covers the treatment of certain animals used in research. Currently, the AWA imposes a wide variety of specific regulations that govern the humane handling, care, treatment and transportation of certain animals by producers and users of research animals, most notably relating to personnel, facilities, sanitation, cage size, and feeding, watering and shipping conditions. Third parties with whom we contract are subject to registration, inspections and reporting requirements under the AWA and comparable rules, regulations, and or obligations that may exist in many foreign jurisdictions. Furthermore, some states have their own regulations, including general anti-cruelty legislation, which establish certain standards in handling animals. Comparable rules, regulations, and/or obligations exist in many foreign jurisdictions. If we or our contractors fail to comply with regulations concerning the treatment of animals used in research, we may be subject to fines and penalties and adverse publicity, and our operations could be adversely affected.

Changes in U.S. tax law could adversely affect our financial condition and results of operations.

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to applicable tax laws, rules, regulations, or their interpretation and application (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, many provisions of the Tax Cuts and Jobs Act of 2017 (“TCJA”), the IRA, and the Tax Relief for American Families and Workers Act of 2024 still require guidance through the issuance or finalization of regulations by the U.S. Treasury Department in order to fully assess their effects. There may be substantial delays before such regulations are promulgated or finalized as well as proposed technical corrections or other legislation, resulting in uncertainty as to their ultimate effects. Future changes in U.S. tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations.

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

Certain of our subsidiaries may provide financing, products and services to, and may undertake certain significant transactions with, us or other of our subsidiaries in different jurisdictions. Several jurisdictions in which we operate have tax laws with detailed transfer pricing rules that require all transactions with non-resident related parties be priced using arm’s length pricing principles, and that contemporaneous documentation must exist to support such pricing. There is a risk that the relevant taxing authorities may not deem our transfer pricing documentation acceptable. In addition, the Organization for Economic Cooperation and Development (“OECD”) continues to issue guidelines and proposals related to enacting a 15% global minimum corporate tax rate, and participating OECD member countries continue to work towards the enactment of a global minimum tax rate. We will continue to monitor these developments and evaluate the impact of the global minimum tax, which could negatively impact our worldwide effective tax rate.

Our ability to use our net operating loss carryforwards and certain tax credit carryforwards may be subject to limitation.

We have net operating loss carryforwards and tax credit carryforwards for U.S. federal and state income tax purposes which will begin to expire in future years. Additionally, under Section 382 of the Internal Revenue Code of 1986, as amended, (the “Code”) changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. Under Section 382 of the Code and applicable U.S. Treasury Department regulations, this limitation would generally apply in the event of an "ownership change," generally defined as a cumulative change in equity ownership of our company of more than 50%, by value, within a rolling three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. Public offerings, private placements and other transactions that have occurred since our inception, may have triggered such an ownership change pursuant to Section 382 of the Code. Any such limitation, whether as the result of a prior public offering, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us, could have a material adverse effect on our results of operations in future years. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historic net operating losses and tax credit carryforwards is materially limited, it may result in increased future tax liability to us and could adversely affect our operating results and financial condition.

We may become involved in securities class action litigation that could divert management’s attention and harm the company’s business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, securities class action litigation has often followed certain significant business transactions, such as the sale of a company, an acquisition of stock or assets or the announcement of any other strategic transaction, or the announcement of negative events, such as negative results from clinical trials. These events may also result in investigations by the SEC. We may be exposed to such litigation or investigation even if no wrongdoing occurred. Litigation and investigations are usually expensive and divert management’s attention and resources, which could adversely affect our business and cash resources.

Risks Related to Our Common Stock

The price of our stock may be volatile, which could result in substantial losses for our stockholders.

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

•
the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates, including GB3226, GB1211 and any our other product candidates we develop in the future;
•
any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including, without limitation, the FDA’s issuance of a “refusal to file” letter or a request for additional information;
•
adverse results or delays in future clinical trials;
•
our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•
adverse regulatory decisions, including failure to receive regulatory approval for our product candidates;
•
changes in laws or regulations applicable to our product candidates, including, but not limited to, clinical trial requirements for approvals;
•
adverse developments concerning our manufacturers;
•
our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
•
our inability to establish collaborations, if needed;
•
our failure to commercialize our product candidates, if approved;
•
additions or departures of key scientific or management personnel;
•
unanticipated serious safety concerns related to the use of GB3226, GB1211 or any other oncology or liver disease product candidate;
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
•
trading volume and liquidity of our common stock;
•
changes in accounting practices;
•
ineffectiveness of our internal controls;
•
disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•
significant lawsuits, including patent or stockholder litigation;
•
general political and economic conditions, including conflict, hostilities or war, inflationary pressures and volatility in interest rates; and
•
other events or factors, many of which are beyond our control.

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

The Nasdaq Stock Market (“Nasdaq”) has established continued listing requirements, including a requirement to maintain a minimum closing bid price of at least $1.00 per share pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). In September 2023, we received written notice from Nasdaq notifying us that, because the closing bid price for our common stock had fallen below $1.00 per share for 30 consecutive business days, we no longer met the Minimum Bid Price Requirement for continued inclusion on The Nasdaq Capital Market. In September 2024, we received a letter from Nasdaq indicating that we had regained compliance with the bid price requirement. However, there can be no assurance that we will be able to maintain compliance with the bid price requirement or other Nasdaq requirements in the future. If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the Minimum Bid Price Requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. Any such delisting could also adversely impact our ability to raise additional capital or enter into strategic transactions.

Additionally, if our common stock is not listed on, or becomes delisted from, Nasdaq for any reason, trading our common stock could be conducted only in the over-the-counter (“OTC”) market or on an electronic bulletin board established for unlisted securities such as the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, and the liquidity and price of our common stock may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. In such circumstances, you may be unable to sell your common stock unless a market can be established or sustained.

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

We are an emerging growth company (“EGC”) as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as we continue to be an EGC, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not EGCs, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (“SOX”), reduced disclosure obligations regarding executive compensation and our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an EGC until December 31, 2025, the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering (“IPO”).

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

We are also a “smaller reporting company,” meaning that the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) if the market value of our shares held by non-affiliates is more than $250 million but less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. If we are a smaller reporting company at the time we cease to be an EGC, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

We will continue to incur significant costs as a result of operating as a public company, and our management may be required to devote substantial time to new compliance initiatives.

As a public company, we incur, and we will continue to incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, SOX, as well as rules subsequently adopted by the SEC and The Nasdaq Stock Market to implement provisions of SOX, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial reporting controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits EGCs to implement many of these requirements over a longer period and up to five years from the pricing of our IPO in October 2020. The costs associated with operating as a public company may decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products, if approved, or services. Additionally, stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

We can issue and have issued shares of preferred stock, which may adversely affect the rights of holders of our common stock.

Our amended and restated certificate of incorporation, as amended, authorizes us to issue up to 10,000,000 shares of preferred stock with designations, rights and preferences determined from time-to-time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of holders of our common stock. For example, an issuance of shares of preferred stock could:

•
adversely affect the voting power of the holders of our common stock;
•
make it more difficult for a third party to gain control of us;
•
discourage bids for our common stock at a premium;
•
limit or eliminate any payments that the holders of our common stock could expect to receive upon our liquidation; or
•
otherwise adversely affect the market price or our common stock.

We have in the past issued, and we may at any time in the future issue, shares of preferred stock. In connection with the Bridge Purchase Agreement, we issued 160.562 shares of Preferred Stock to Bridge Medicines. Each share of Preferred Stock is convertible into 1,000 shares of common stock at the election of the holder of such Preferred Stock, subject to, and contingent upon, the approval by our stockholders to approve, for purposes of the Nasdaq Stock Market Rules, the issuance of our common stock upon conversion of the Preferred Stock (the “Stockholder Approval”). Furthermore, on the third business day following our receipt of Stockholder Approval, each outstanding share of Preferred Stock shall, subject to certain beneficial ownership limitations, automatically convert into 1,000 shares of common stock upon the conversion terms set forth in the Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock (the “Certificate of Designation”). Except as required by law, the Preferred Stock has no voting rights, provided that we shall not, without the affirmative vote or written consent of the holders of majority of then outstanding Preferred Stock, among other things, alter or change adversely the power, preferences or rights given to the Preferred Stock, amend the Certificate of Designation, issue additional shares of Preferred Stock, consummate certain transactions prior to Stockholder Approval, amend or terminate the support agreements entered into by the Company’s directors and officers, or amend or fail to comply with certain provisions of the Bridge Purchase Agreement. If Bridge Medicines or any other future holders of our shares of preferred stock convert their shares into common stock, existing holders of our common stock will experience dilution.

Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control, which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.

Our amended and restated certificate of incorporation, as amended, and amended and restated by-laws, as amended, contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

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
•
a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any by-laws by stockholder action or to amend specific provisions of our certificate of incorporation, as amended; and
•
the authority of the board of directors to issue convertible preferred stock on terms determined by the board of directors without stockholder approval and which convertible preferred stock may include rights superior to the rights of the holders of common stock.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware (“the DGCL”), which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our amended and restated certificate of incorporation, as amended, and amended and restated by-laws, as amended, could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

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

Our amended and restated by-laws, as amended, will designate certain courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to litigate disputes with us in a different judicial forum.

Pursuant to our amended and restated by-laws, as amended, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claims for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty or other wrongdoing by any of our directors, officers, employees or agents to us or our stockholders; (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation, as amended, or our amended and restated by-laws, as amended; (iv) any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation, as amended, or amended and restated by-laws, as amended; or (v) any action asserting a claim governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein, or the Delaware forum provision. The Delaware forum provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Unless we consent in writing to the selection of an alternate forum, the United States District Court for the District of Delaware shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the federal forum provision, as we are incorporated in the State of Delaware. In addition, our amended and restated by-laws, as amended, provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Delaware forum provision and the federal forum provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

The Delaware forum provision and the federal forum provision may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware. In addition, these forum selection clauses in our by-laws may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our federal forum provision. The federal forum provision may also impose additional litigation costs on stockholders who assert the provision is not enforceable or invalid, and if the federal forum provision is found to be unenforceable, we may also incur additional costs associated with resolving such matters. The Court of Chancery of the State of Delaware and the United States District Court for the District of Delaware may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise will dilute all other stockholders.

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors and consultants under our stock incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We recognize the critical importance of maintaining the trust and confidence of universities, medical institutions, clinical investigators, CROs, strategic collaborators, business partners, employees, and others, and are committed to protecting the confidentiality, integrity and availability of our business operations and systems. Our board of directors is involved in oversight of our risk management activities, and cybersecurity represents an important element of our overall approach to risk management. Our cybersecurity policies, standards, processes and practices are informed, in part, by recognized frameworks established by applicable industry standards. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Cybersecurity Risk Management and Strategy

We face risks related to cybersecurity such as unauthorized access to information or information technology systems, cybersecurity attacks, and other cybersecurity incidents. Our processes to identify, assess, and manage material cybersecurity risks are informed, in part, by industry cybersecurity standards, including components of the National Institute of Standards and Technology Cybersecurity Framework, ISO 27001 standard, and HIPAA security regulations. Our processes include assessments to identify key risk areas and inform our overall cybersecurity strategy and cybersecurity assessments in connection with our review of key information technology systems. Our processes also include technical security controls, such as network monitoring tools and multi-factor authentication, where appropriate.

We conduct due diligence on third-party vendors and service providers that store or process sensitive company information. Our processes include a security review and implementation of procedures to receive and review security updates and alerts from such third parties.

We have established an incident response process designed to identify, assess, and respond to cybersecurity incidents. This process includes established roles, responsibilities and procedures to guide incident response operations, and reporting procedures for notifying members of management and the audit committee, where appropriate. We also maintain back-ups and disaster recovery plans designed to restore information in the event of a cybersecurity incident. We have not experienced any cybersecurity incidents, and are not aware of any threats, that have materially affected us or are reasonably likely to materially affect us, during the last fiscal year. However, like other companies in our industry, we and our third-party vendors may from time to time experienced threats and security incidents that could affect our information or systems. We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, in “Item 1A, Risk Factors.”

Governance Related to Cybersecurity Risks

Our board of directors is involved in risk oversight as part of our overall business strategy and has delegated oversight of risk assessment and management to the audit committee. The audit committee administers its risk oversight function by receiving periodic reports from members of senior management. Our audit committee discusses cybersecurity threats and our risk management processes at least annually, receives updates on relevant cybersecurity developments, and considers steps that our management has taken to monitor and manage cybersecurity risk. The full board of directors also discusses with management, identified material cybersecurity risks, their potential impact on us, and the steps we take to manage them. Our audit committee and board of directors also receive prompt and timely information regarding any cybersecurity incident that meets establishing reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.

Our Information Technology Administrator, with support from third-party service providers, including our outsourced Data Protection Officer, implements and administers our information security program. Such individuals have collectively over 40 years of prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs. These individuals are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response processes. Additionally, our Information Technology Administrator, in conjunction with the Data Protection Officer, provides regular reports to our interim Chief Financial Officer and General Counsel on cybersecurity risks and the implementation of risk management processes. Such management team members report information on such cybersecurity risks and incidents to our audit committee and board of directors as discussed above.

Item 2. Properties.

As of December 31, 2024, the facilities that we lease are the following:

Location	Primary Use	Approximate Square Footage	Lease Expiration Date	Renewal Option
Ole Maaloes Vej 3, DK-2200 Copenhagen N, Denmark	Office space	350	November 30, 2029	None

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Certain Information Regarding the Trading of Our Common Stock

Our common stock trades on the Nasdaq Capital Market under the symbol “GLTO”.

Holders of Our Common Stock

As of March 3, 2025, we had 1,322,359 outstanding shares of common stock and 160.562 outstanding shares of Series A non-voting convertible preferred stock. At March 3, 2025, there were 19 holders of record of our common stock and one holder of record of our Series A non-voting convertible preferred stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders represented by these record holders.

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

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

On November 2, 2020, we completed our IPO in which we issued and sold 253,688 shares of common stock, including 27,022 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock. The offer and sale of the shares in the IPO was registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-249369), which was filed with the SEC on October 7, 2020 and subsequently amended and declared effective on October 28, 2020. The underwriters of the offering were BofA Securities, Inc., SVB Leerink LLC, Credit Suisse Securities (USA) LLC and Kempen & Co U.S.A, Inc.

We raised $86.3 million in net proceeds after deducting underwriting discounts and commissions of $6.7 million and other offering expenses of $2.1 million payable by us. No underwriting discounts and commissions or offering expenses were paid directly or indirectly to any of our directors of officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates.

As of December 31, 2024, $75.0 million of the net proceeds from our IPO have been used for general working capital purposes, including the funding of our clinical development programs. We expect to continue to use the net proceeds from the offering described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 30, 2020.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in this Annual Report on Form 10-K. This discussion and analysis and other parts of this Annual Report on Form 10-K contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth herein and in other SEC filings.

Overview

We are a clinical-stage biotechnology company developing novel small molecule therapeutics that are designed to target the biological processes that lie at the heart of cancer and liver diseases. Our strategy is to focus on diseases without disease-modifying treatment options and where there is a high unmet medical need.

In September 2023, we announced a corporate restructuring that resulted in a substantial reduction of our workforce and that we had initiated a process to evaluate strategic alternatives. On October 7, 2024, we announced that we had completed our strategic alternative review process and determined to focus on oncology and severe liver diseases. In connection with this announcement, we announced that we had entered into the Bridge Purchase Agreement with Bridge Medicines, pursuant to which we acquired global rights to Bridge Medicines’ BRM-1420 program, a novel dual ENL-YEATS and FLT3 inhibitor for multiple genetic subsets of AML, and assumed certain of Bridge Medicines’ liabilities associated with the acquired assets. As a result of the conclusion of the strategic alternatives review process, our focus is now on the development of GB3226 (formerly BRM-1420) and GB1211. As part of the strategic alternative review process, we determined not to further advance GB2064, our LOXL-2 inhibitor candidate.

Based on current estimates of our expenses going forward, we believe that our existing cash and cash equivalents of $14.2 million as of December 31, 2024 will be sufficient to fund the preclinical development of GB3226 into 2026, including the submission of an IND to the FDA. However, we will require substantial additional capital to finance our operations, including clinical development of any of our GB3226 and GB1211 programs. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our financial statements. We will require substantial additional capital to finance our operations, including clinical development of any of our GB3226 and GB1211 programs. These conditions raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date our financial statements are issued. We have developed plans to mitigate this risk, which primarily consist of raising additional capital through some combination of equity or convertible debt financings and/or potential new collaborations, but there can be no assurances any such financing will be available when needed. If we are unable to secure adequate additional funding, we will need to reevaluate our operating plans and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, delay, scale back or eliminate some or all of our development programs, relinquish rights to our intellectual property on less favorable terms than we would otherwise choose, or cease operations entirely. These actions could materially impact our business, results of operations and future prospects and the value of shares of our common stock, and investors may lose all or a part of their investment. In addition, attempting to secure additional financing may divert the time and attention of management from day-to-day activities and distract from our discovery and product development efforts.

Our operations to date have been financed primarily from our IPO, the issuance of common stock through our former at-the-market sales program (the “ATM Program”), the issuance of convertible preferred shares and convertible notes. Since inception, we have had significant operating losses. Our net loss was $21.4 million and $38.3 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $277.5 million.

Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our accounts payable and accrued expenses. We anticipate that our expenses will increase substantially if, and as, we:

•
complete preclinical development and file an IND for GB3226;
•
advance our oncology and liver disease product candidates and any future product candidates through preclinical and clinical development, and, if successful, later-stage clinical trials;
•
seek regulatory approvals for any product candidates that successfully complete clinical trials;
•
commercialize our oncology and liver disease product candidates and any future product candidates, if approved;

•
increase the amount of research and development activities to discover and develop product candidates;
•
hire additional clinical development, quality control, scientific and management personnel;
•
expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development and manufacturing efforts;
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

Economic uncertainty in various global markets, including the U.S. and Europe, caused by political instability and conflict, such as the ongoing conflict in Ukraine and in Israel, have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain interruptions, which have caused volatility in inflation globally. Our business, financial condition and results of operations could be materially and adversely affected by further negative impact on the global economy and capital markets resulting from these global economic conditions, particularly if such conditions are prolonged or worsen.

Although, to date, our business has not been materially impacted by these global economic and geopolitical conditions, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which such instability could impact our business and results of operations. The extent and duration of these market disruptions, whether as a result of the military conflict between Russia and Ukraine and effects of the Russian sanctions, geopolitical tensions, volatility in inflation or otherwise, are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this report.

For additional information on the various risks posed by global economic uncertainties, please read the section entitled “Risk Factors” in this Annual Report on Form 10-K.

Reverse stock split

On August 29, 2024, we effected a 1-for-25 reverse stock split of our issued and outstanding common stock. Accordingly, unless otherwise noted, all share and per share amounts for all periods presented in this Annual Report on Form 10-K been adjusted retroactively, where applicable, to reflect this reverse stock split. All fractional shares resulting from the reverse stock split were rounded up to the nearest whole number.

Components of Operating Results

Operating Expenses

Our operating expenses since inception have consisted primarily of research and development expenses and general and administrative costs.

Research and Development Expenses

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

We have historically met the requirements to receive a tax credit in Denmark of up to $0.8 million per year for losses resulting from research and development costs of up to approximately $3.7 million per year. The tax credit is reported as a reduction to research and development expense in the consolidated statements of operations. We recorded a reduction to research and development expense of $0.8 million in each of the years ended December 31, 2024 and 2023. The credits are available the following year, in 2025 and 2024, respectively.

We have qualified for the R&D Expenditure Credit (“RDEC”) in United Kingdom for preclinical laboratory and in-patient clinical trials. The RDEC net tax benefit is reported as a reduction to research and development expense in the consolidated statements of operations. We recorded an overall reduction for the RDEC, net of the UK corporation tax rate of $0.06 million and $0.6 million in the year ended December 31, 2024 and 2023, respectively. The amount recorded as of December 31, 2024 includes relief for the tax year December 31, 2024 and the amount recorded as of December 31, 2023 includes relief for the tax years December 31, 2021 through December 31, 2023.

Our direct research and development expenses are not currently tracked on a program-by-program basis. We use our personnel and infrastructure resources across multiple research and development programs directed toward identifying and developing product candidates.

Research and development activities account for a significant portion of our operating expenses. We expect our research and development expenses to increase over the next several years as we plan to invest in research and development activities related to developing our product candidates, including investments in preclinical development, conducting clinical trials, manufacturing and otherwise advancing our programs. However, because we currently expect to conduct fewer clinical trials, we anticipate these expenses will be lower than our general and administrative expenses prior to announcing the initiation of our strategic alternative review process in September 2023. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. Product candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that if we pursue further development and testing of our product candidates, our research and development expenses will increase as our product candidates advance into clinical development and/or later stages of clinical development.

Because of the numerous risks and uncertainties associated with product development and the current stage of development of our product candidates and programs, we cannot reasonably estimate or know the nature, timing and estimated costs necessary to complete the remainder of the development of our product candidates or programs through commercialization. We are also unable to predict if, when, or to what extent we will obtain approval and generate revenues from the commercialization and sale of our product candidates. The duration, costs and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:

•
the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates, including GB3226, GB1211 and any our other product candidates we develop in the future;

•
data from our clinical programs that support an acceptable risk-benefit profile of our product candidates in the intended patient populations;
•
acceptance by the FDA, regulatory authorities in Europe, Health Canada or other regulatory agencies of regulatory filings for GB3226, GB1211 and any future product candidates;
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

Acquired In-process Research and Development Activities

Our acquired in-process research and development activities consist of payments pursuant to our business development transactions, including asset acquisitions. In-process research and development that is acquired in a transaction that does not qualify as a business combination under U.S. GAAP and that does not have an alternative future use is recorded to “Acquired in-process research and development expenses” (“AIPR&D”) in our consolidated statements of income in the period in which it is acquired. We present the cost to acquire AIPR&D within our “Cash flows from operating activities” in our consolidated statements of cash flows.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs, depreciation expense and other expenses for outside professional services, including legal, human resources, audit and accounting services and facility-related fees not otherwise included in research and development expenses. Personnel costs consist of salaries, benefits and stock-based compensation expense, for our personnel in executive, finance and accounting, business operations and other administrative functions. We expect our general and administrative expenses to increase moderately over the next several years to support our continued research and development activities, manufacturing activities and continued costs of operating as a public company. However, we anticipate these expenses will be lower than our general and administrative expenses prior to announcing the initiation of our strategic alternative review in September 2023. These expenses will likely include continued costs related to the hiring of additional personnel, legal, regulatory and other fees, director and officer insurance premiums and investor relations costs associated with our continued operations.

Restructuring Costs

Our restructuring costs consist primarily of expenses related to employee severance and notice period payments, benefits and related costs and other expenses including non-cash stock-based compensation expense related to the accelerated vesting of certain share-based awards, lease commitments and legal expenses. We anticipate that our restructuring costs will decrease in the near future compared to prior periods due to the restructuring costs being incurred in the years ended December 31, 2024 and 2023 and since the execution of the restructuring plan is substantially complete.

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
•
Gain (loss) on sales of equipment: The gain on the sales of our equipment are recorded in our statements of operations.

Results of Operations – Comparison of the Years Ended December 31, 2024 and 2023

The following sets forth our results of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,		Change
	2024	2023	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$6,398	$23,770	$(17,372)	-73%
Acquired in-process research and development	4,395	—	4,395	100%
General and administrative	10,499	12,687	(2,188)	-17%
Restructuring costs	968	3,448	(2,480)	-72%
Total operating expenses	22,260	39,905	(17,645)	-44%
Loss from operations	(22,260)	(39,905)	17,645	-44%
Other income, net	862	1,556	(694)	-45%
Loss before income tax expense	(21,398)	(38,349)	16,951	-44%
Income tax expense	(41)	—	(41)	100%
Net loss	$(21,439)	$(38,349)	$16,910	-44%

Research and Development Expenses

Research and development expenses were comprised of:

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
Personnel	$2,657	$7,488	$(4,831)
Preclinical studies and clinical trial-related activities	1,544	7,849	(6,305)
Chemistry, manufacturing and control	464	2,157	(1,693)
Consultants and other costs	1,733	6,276	(4,543)
Total research and development expenses	$6,398	$23,770	$(17,372)

Research and development expenses were $6.4 million for the year ended December 31, 2024, compared to $23.8 million for the year ended December 31, 2023. The decrease of $17.4 million was primarily related to decreased clinical trial-related expenses of $6.3 million due to discontinued clinical trial activities, decreased chemistry, manufacturing and control

(“CMC”) activities of $1.7 million, decreased personnel costs of $4.8 million and decreased consulting related costs and other research and development costs of $4.6 million.

Acquired In-Process Research and Development Costs

Acquired in-process research and development costs were $4.4 million for the year ended December 31, 2024. These costs relate to the Bridge Purchase Agreement pursuant to which we acquired global rights to Bridge Medicines’ BRM-1420 program. Pursuant to the Bridge Purchase Agreement, as consideration to Bridge Medicines for the asset purchase, we issued to Bridge Medicines 62,594 shares of our common stock and 160.562 shares of our newly designated Series A non-voting convertible preferred stock, which closed on October 7, 2024. The costs include the fair value of the common stock, the fair value of the convertible preferred stock, the assumed specified liabilities and transaction costs. There were no acquired in-process research and development costs for the year ended December 31, 2023.

General and Administrative Expenses

General and administrative expenses were $10.5 million for the year ended December 31, 2024, compared to $12.7 million for the year ended December 31, 2023. The decrease of $2.2 million was primarily related to decreased personnel costs of $1.8 million primarily related to an employee termination and decreased other general and administrative costs of $0.8 million; offset by increased legal related costs of $0.4 million.

Restructuring Costs

Restructuring costs were $1.0 million for the year ended December 31, 2024, compared to $3.4 million for the year ended December 31, 2023. The decrease of $2.4 million was primarily attributable to the May 2024 reduction-in-force being significantly smaller than the September 2023 reduction-in-force.

Other Income (Expense), Net

Other income, net was $0.9 million for the year ended December 31, 2024, compared to $1.6 million for the year ended December 31, 2023. The decrease of $0.6 million was primarily due to decreased interest income, net; offset by increased foreign exchange gain, net.

Liquidity and Capital Resources

Sources of Liquidity

Our operations to date have been financed primarily through our IPO, the issuance of common stock through our ATM Program and, prior to becoming a public company, the issuance of convertible preferred shares and convertible notes. On November 2, 2020, we completed our IPO in which we raised $86.3 million in net proceeds. During the year ended December 31, 2024, we had no sales under the ATM Program. During the year ended December 31, 2023, we sold an aggregate of 58,412 shares of our common stock under the ATM Program at a weighted average selling price of $52.50 per share.

Since inception, we have had significant operating losses. Our net losses were $21.4 million and $38.3 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $277.5 million and $14.2 million in cash and cash equivalents. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(18,623)	$(36,911)
Net cash provided by investing activities	11,650	22,330
Net cash provided by financing activities	—	2,876
Net decrease in cash and cash equivalents	$(6,973)	$(11,705)

Net Cash Used in Operating Activities

Cash used in operating activities of $18.6 million during the year ended December 31, 2024 was attributable to our net loss of $21.4 million and a net decrease of $2.7 million in our working capital, offset by a net increase in non-cash items of $5.5 million principally with respect to non-cash stock-based compensation, non-cash issuance of common stock and preferred stock in connection with the Bridge Purchase Agreement and non-cash amortization of the right of use lease asset.

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

Net Cash Used in Investing Activities

Cash provided by investing activities of $11.7 million for the year ended December 31, 2024 was attributable to proceeds from the sale of marketable securities.

Cash provided by investing activities of $22.3 million for the year ended December 31, 2023 was attributable to $48.1 million in proceeds from the sale of marketable securities and $0.1 million for the proceeds from the sale of equipment, offset by $25.9 million for the purchase of marketable securities.

Net Cash Provided by Financing Activities

We had no financing activities for the year ended December 31, 2024.

Cash provided by financing activities of $2.9 million for the year ended December 31, 2023 was the result of net proceeds from the issuance of our common stock.

Funding Requirements

We expect to incur significant costs as we implement our development plans for GB3226 and GB1211 and we will need to obtain substantial additional funding to finance our continuing operations. Our primary uses of capital are, and we expect will continue to be, costs related to third-party clinical research, manufacturing and development services; laboratory expenses and costs for related supplies; clinical costs; manufacturing costs; compensation-related expenses; legal and other regulatory expenses; costs to operate as a public company; and general overhead costs.

We have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our financial statements. Based on current estimates of our expenses going forward, we believe that our existing cash and cash equivalents of $14.2 million as of December 31, 2024 will be sufficient to fund our operating expenditures and capital expenditure requirements into 2026. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. These conditions raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date our financial statements are issued. We have developed plans to mitigate this risk, which primarily consist of raising additional capital through some combination of equity or convertible debt financings and/or potential new collaborations, but there can be no assurances any such financing will be available when needed, or on acceptable terms. If we are unable to secure adequate additional funding, we will need to reevaluate our operating plans and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, delay, scale back or eliminate some or all of our development programs, relinquish rights to our intellectual property on less favorable terms than we would otherwise choose, or cease operations entirely. These actions could materially impact our business, results of operations and future prospects and the value of shares of our common stock, and investors may lose all or a part of their investment. In addition, attempting to secure additional financing may divert the time and attention of management from day-to-day activities and distract from our discovery and product development efforts.

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

Our registration statement on Form S-3 (File No. 333-260778) expired on November 12, 2024 and we have not yet filed a new registration statement on Form S-3. As of the filing of this Annual Report on Form 10-K, we are subject to the Baby Shelf Rule, under which we can raise through primary public securities offerings in any 12-month period using a registration statement on Form S-3 an amount of funds up to one-third of the aggregate market value of the shares of our common stock held by non-affiliates, which is commonly referred to as public float. As of January 21, 2025, our public float was approximately $7.3 million, based on 1,272,870 shares of outstanding common stock held by non-affiliates and at $5.76 per share, which was the last reported sale price of our common stock on the Nasdaq Capital Market on January 21, 2025. If and when we file a new registration statement on Form S-3, we may continue to be limited in the proceeds we can raise by selling shares of our common stock using a shelf registration statement on Form S-3 until our public float exceeds $75 million The number of securities we may sell under a Form S-3 shelf registration statement may also change over time. Even if sufficient funding is available in the future, there can be no assurance that it will be available on terms acceptable to our stockholders or us. Furthermore, if we are required or choose to file a new registration statement on a form other than Form S-3, we may incur additional costs and be subject to delays due to review by the SEC staff.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•
the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates, including GB3226, GB1211 and any our other product candidates we develop in the future;
•
the clinical development plans we establish for these product candidates;
•
the scope, progress, results and costs of discovery, research, preclinical development, laboratory testing and clinical trials for our current and future product candidates;
•
the impacts of volatility in inflation and interest rates, tariffs, geopolitical instability, changes in international trade relationships and conflicts;
•
the number of, and development requirements for, other product candidates that we develop;
•
the timelines of our clinical trials and the overall costs to finish clinical trials due to geopolitical instability and conflict;
•
the outcome, timing and cost of meeting regulatory requirements established by the FDA, EMA, and other comparable foreign regulatory authorities;
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

Research and Development Costs

We incur expenses associated with the development of our product candidates to conduct preclinical studies and clinical trials. Accounting for clinical trials relating to activities performed by CROs, CMOs and other external vendors requires management to exercise estimates in regard to the timing and accounting for these expenses. We estimate costs of research and development activities conducted by service providers, which include, the conduct of sponsored research, preclinical studies and contract manufacturing activities. The diverse nature of services being provided under CRO and other arrangements, the different compensation arrangements that exist for each type of service and the lack of timely information related to certain clinical activities complicates the estimation of accruals for services rendered by CROs, CMOs and other vendors in connection with preclinical studies and clinical trials. We record the estimated costs of research and development activities based upon the estimated amount of services provided by the CRO, CMOs and other vendors but not yet invoiced and include these costs in the accrued and other current liabilities or prepaid expenses on the balance sheets and within research and development expense on the consolidated statements of operations. In estimating the duration of a clinical study, we evaluate the start-up, treatment and wrap-up periods, compensation arrangements and services received attributable to each clinical trial and fluctuations are regularly tested against payment plans and trial completion assumptions.

We estimate these costs based on factors such as estimates of the work completed and budget provided and in accordance with agreements established with our collaboration partners and third-party service providers. We make estimates in determining the accrued liabilities and prepaid expense balances in each reporting period. As actual costs become known, we adjust our accrued liabilities or prepaid expenses. We have not experienced any material differences between accrued costs and actual costs incurred since our inception.

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

Stock-based Compensation

We have issued stock-based compensation awards through the granting of stock awards, which generally vest over a four-year period. We account for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718,

Compensation-Stock Compensation (“ASC 718”). In accordance with ASC 718, compensation cost is measured at estimated fair value and is recognized as compensation expense over the vesting period during which service is provided in exchange for the award.

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

The fair value of our awards in the year ended December 31, 2024 has been estimated using Black-Scholes based on the following assumptions: term of 6.0 years; volatility of 95.3%; risk-free rate of 4.0%; and no expectation of dividends. The fair value of our awards in the year ended December 31, 2023 has been estimated using Black-Scholes based on the following assumptions: term of 6.0 years; volatility of 91.0%; risk-free rate of 3.8%; and no expectation of dividends

We will continue to use judgment in evaluating the assumptions utilized for our equity-based compensation expense calculations on a prospective basis. In addition to the assumptions used in the Black-Scholes model, the amount of equity-based compensation expense we recognize in our consolidated financial statements includes stock option forfeitures as they occurred. We recognize forfeitures as they occur, and the compensation expense is reversed in the period that the forfeiture occurs.

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

We recognize tax benefits from uncertain tax positions only if (based on the technical merits of the position) it is more likely than not that the tax positions will be sustained on examination by the tax authority. The tax benefits recognized in the financial statements from such positions are measured based on the largest amount that is more than 50% likely to be realized upon ultimate settlement. We have not recorded any uncertain tax positions as of December 31, 2024 or 2023. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months. In the event we are assessed interest or penalties at some point in the future, they will be classified in the consolidated financial statements as a component of income tax expense. We have not incurred any interest or penalties.

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

Recently Adopted Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our consolidated financial statements for the years ended December 31, 2024 and 2023 for a discussion of recent accounting pronouncements.

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

Emerging Growth Company and Smaller Reporting Company Status

As an EGC under the JOBS Act, we may delay the adoption of certain accounting standards until such time as those standards apply to private companies. Other exemptions and reduced reporting requirements under the JOBS Act for EGCs include presentation of only two years of audited consolidated financial statements in a registration statement for an IPO, an exemption from the requirement to provide an auditor’s report on internal controls over financial reporting pursuant to Section 404(b) of SOX, an exemption from any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation, and less extensive disclosure about our executive compensation arrangements.

In addition, the JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an EGC to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an EGC or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

We expect to remain classified as an EGC until December 31, 2025, the end of the fiscal year following the fifth anniversary of the completion of our IPO.

We are also a “smaller reporting company,” meaning that the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an EGC, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K, and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Item 305(e) of Regulation S-K and are not required to provide the information otherwise required under this item.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our periodic and current reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report on the our internal control over financial reporting from our independent registered public accounting firm due to our status as an EGC under the JOBS Act.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Amendment to Amended and Restated By-laws

On March 13, 2025, our board of directors approved an amendment (the “Certificate of Amendment”) to our amended and restated by-laws (the “By-laws”), effective as of March 13, 2025. The Certificate of Amendment amends Section 5 of Article I of the By-laws, dealing with a quorum at meetings of stockholders, to generally provide that a quorum is at least one-third of the voting power of the stock issued and outstanding and entitled to vote, present in person, or represented by proxy. Prior to effectiveness of the Certificate of Amendment, a quorum was a majority of the voting power of the stock issued and outstanding and entitled to vote, present in person, or represented by proxy. The foregoing description of the Certificate of Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Certificate of Amendment, a copy of which is filed as Exhibit 3.5 to this Annual Report on Form 10-K and incorporated herein by reference.

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2024, none of the Company’s directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders in the sections titled “Director Biographies,” “Executive Officers,” “The Board of Directors and its Committees,” and “Corporate Governance” and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders in the sections titled “Executive Officer Compensation” and “Director Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders in the sections titled “Certain Relationships and Related Person Transactions” and “The Board of Directors and its Committees – Board Independence” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders in the sections titled “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policies and Procedures” and is incorporated herein by reference.

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
(3)
Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File / Reg. Number

2.1†	Asset Purchase Agreement by and between the Registrant and Bridge Medicines LLC.	Form 8-K (Exhibit 2.1)	October 7, 2024	001-39655

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Form 8-K (Exhibit 3.1)	November 4, 2020	001-39655

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.	Form 8-K (Exhibit 3.1)	September 5, 2024	001-39655

3.3	Certificate of Designation: Series A Non-Voting Convertible Preferred Stock.	Form 8-K (Exhibit 3.1)	October 7, 2024	001-39655

3.4	Amended and Restated By-laws of the Registrant.	Form 8-K (Exhibit 3.2)	November 4, 2020	001-39655

3.5*	Certificate of Amendment to Amended and Restated By-laws of the Registrant.

4.1	Specimen Common Stock Certificate.	Form S-1/A (Exhibit 4.1)	October 22, 2020	333-249369

4.2*	Description of Capital Stock.

10.1#	2020 Stock Option and Grant Plan.	Form S-1/A (Exhibit 10.1)	October 22, 2020	333-249369

10.2#	2020 Equity Incentive Plan, and forms of award agreements thereunder.	Form 10-K (Exhibit 10.2)	March 8, 2024	001-39655

10.3#	Senior Executive Cash Incentive Bonus Plan.	Form S-1/A (Exhibit 10.3)	October 22, 2020	333-249369

10.4#	Executive Separation Benefits Plan.	Form 8-K (Exhibit 10.1)	July 6, 2021	001-39655

10.5#	Form of Officer Indemnification Agreement between the Registrant and each of its executive officers.	Form S-1/A (Exhibit 10.4)	October 22, 2020	333-249369

10.6#	Form of Director Indemnification Agreement between the Registrant and each of its directors.	Form S-1/A (Exhibit 10.5)	October 22, 2020	333-249369

10.7*	Non-Employee Director Compensation Policy, as amended.

10.8#	Service Agreement between Galecto Biotech ApS and Hans Schambye, dated April 23, 2013.	Form S-1/A (Exhibit 10.7)	October 22, 2020	333-249369

10.9#*	Retention Agreement between Galecto Biotech ApS and Hans Schambye, dated October 7, 2024.

10.10#	Employment Agreement between Galecto, Inc. and Jonathan Freve, dated March 11, 2020.	Form S-1/A (Exhibit 10.12)	October 22, 2020	333-249369

Exhibit Number	Exhibit Description	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File / Reg. Number

10.11#	Amendment to Employment Agreement between Galecto, Inc. and Jonathan Freve, dated March 14, 2020.	Form S-1/A (Exhibit 10.13)	October 22, 2020	333-249369

10.12#	Employment Agreement between the Registrant and Garrett Winslow, dated April 12, 2021.	Form 10-Q (Exhibit 10.1)	August 12, 2024	001-39655

10.13#*	Retention Compensation Agreement between the Registrant and Garrett Winslow, dated October 7, 2024.

10.14	Form of Support Agreement.	Form 8-K (Exhibit 10.1)	October 7, 2024	001-39655

10.15+*	License Agreement between Bridge Medicines LLC and Rockefeller University, dated February 3, 2020.

10.16*	English language summary of Lease Agreement between Galecto Biotech ApS and COBIS A/S, dated November 11, 2024.

19.1*	Statement of Company Policy on Insider Trading and Disclosure.

21.1	List of Subsidiaries of the Registrant.	Form 10-K (Exhibit 21.1)	March 8, 2024	001-39655

23.1*	Consent of EY Godkendt Revisionspar`tnerselskab, independent registered public accounting firm.

24.1*	Power of Attorney (included on signature page to this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97#	Incentive Compensation Recovery Policy.	Form 10-K (Exhibit 97)	March 8, 2024	001-39655

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference.

# Indicates management contract or any compensatory plan, contract or arrangement.

† Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

+ Certain portions have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) is the type that the Registrant treats as private or confidential.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Galecto, Inc.

Date: March 19, 2025	By:	/s/ Hans T. Schambye
Hans T. Schambye, M.D., Ph.D.
Chief Executive Officer and President

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Hans T. Schambye and Lori Firmani, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Hans T. Schambye	President, Chief Executive Officer and Director	March 19, 2025
Hans T. Schambye, M.D., Ph.D.	(Principal Executive Officer)

/s/ Lori Firmani	Interim Chief Financial Officer (Principal	March 19, 2025
Lori Firmani	Financial and Accounting Officer)

/s/ Carl Goldfischer	Chairman	March 19, 2025
Carl Goldfischer, M.D.

/s/ Jayson Dallas	Director	March 19, 2025
Jayson Dallas, M.D.

/s/ Amit Munshi	Director	March 19, 2025
Amit D. Munshi

/s/ Anne Prener	Director	March 19, 2025
Anne Prener, M.D., Ph.D.

/s/ David Shapiro	Director	March 19, 2025
David Shapiro, M.D.

/s/ Amy Wechsler	Director	March 19, 2025
Amy Wechsler, M.D.

GALECTO, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Galecto, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Galecto, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Copenhagen, Denmark

March 19, 2025

GALECTO, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$14,175	$21,465
Marketable securities	—	11,686
Prepaid expenses and other current assets	2,664	3,623
Total current assets	16,839	36,774
Operating lease right-of-use asset	73	247
Equipment, net	57	78
Other assets, noncurrent	163	1,128
Total assets	$17,132	$38,227
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$377	$1,702
Accrued expenses and other current liabilities	820	4,128
Total current liabilities	1,197	5,830
Operating lease liabilities, noncurrent	61	66
Other liabilities, noncurrent	43	—
Total liabilities	1,301	5,896
Commitments and contingencies (Note 9)
Mezzanine equity
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized at December 31, 2024 and 2023; 161 shares issued and outstanding as of December 31, 2024 and no shares issued or outstanding as of December 31, 2023	1,360	—
Stockholders’ equity
Common stock, par value of $0.00001 per share; 300,000,000 shares authorized at December 31, 2024 and 2023; 1,316,989 and 1,084,509 shares issued and outstanding at December 31, 2024 and 2023, respectively	—	—
Additional paid-in capital	291,898	288,036
Accumulated deficit	(277,524)	(256,085)
Accumulated other comprehensive income	97	380
Total stockholders’ equity	15,831	32,331
Total liabilities and stockholders’ equity	$17,132	$38,227

See accompanying notes to the consolidated financial statements.

Galecto, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Operating expenses
Research and development	$6,398	$23,770
Acquired in-process research and development	4,395	—
General and administrative	10,499	12,687
Restructuring costs	968	3,448
Total operating expenses	22,260	39,905
Loss from operations	(22,260)	(39,905)
Other income (expense), net
Interest income, net	844	1,689
Foreign exchange transaction gain (loss), net	18	(197)
Gain on sale of equipment	—	64
Total other income, net	862	1,556
Loss before income tax expense	(21,398)	(38,349)
Income tax expense	(41)	—
Net loss	$(21,439)	$(38,349)
Net loss per common share, basic and diluted	$(18.53)	$(36.08)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	1,157,149	1,062,873
Other comprehensive income (loss), net of tax
Currency translation gain (loss)	$(283)	$393
Unrealized gain on marketable securities	—	231
Other comprehensive income (loss), net of tax	(283)	624
Total comprehensive loss	$(21,722)	$(37,725)

See accompanying notes to the consolidated financial statements.

Galecto, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

	Mezzanine Equity		Stockholders' Equity
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2022	—	$—	1,026,097	$—	$279,733	$(217,736)	$(244)	$61,753
Stock-based compensation expense	—	—	—	—	5,427	—	—	5,427
Issuance of common stock; net of issuance costs of $0.2 million	—	—	58,412	—	2,876	—	—	2,876
Other comprehensive income, net	—	—	—	—	—	—	624	624
Net loss	—	—	—	—	—	(38,349)	—	(38,349)
Balance at December 31, 2023	—	—	1,084,509	—	288,036	(256,085)	380	32,331
Stock-based compensation expense	—	—	—	—	3,239	—	—	3,239
Issuance of common stock in connection with vesting of restricted stock units	—	—	6,828	—	93	—	—	93
Issuance of preferred and common stock in connection with an Asset Purchase Agreement	161	1,360	62,594	—	530	—	—	1,890
Round-up shares from the 1-for-25 reverse split effective August 29, 2024	—	—	163,058	—	—	—	—	—
Other comprehensive loss, net	—	—	—	—	—	—	(283)	(283)
Net loss	—	—	—	—	—	(21,439)	—	(21,439)
Balance at December 31, 2024	161	$1,360	1,316,989	$—	$291,898	$(277,524)	$97	$15,831

See accompanying notes to the consolidated financial statements.

Galecto, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(21,439)	$(38,349)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation of equipment	21	269
Gain on sale of equipment	—	(64)
Stock-based compensation	3,239	5,427
Issuance of common stock in connection with vesting of restricted stock units	93	—
Issuance of preferred and common stock in connection with an Asset Purchase Agreement	1,890	—
Amortization of premiums and discounts on marketable securities	70	(431)
Amortization of right of use lease asset	160	561
Accretion of lease liability	10	46
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	954	65
Other assets, noncurrent	970	1,148
Accounts payable	(1,325)	(1,648)
Accrued expenses and other current liabilities	(3,139)	(3,335)
Operating lease liabilities	(170)	(600)
Other liabilities, noncurrent	43	—
Net cash used in operating activities	(18,623)	(36,911)
Cash flows from investing activities
Purchases of marketable securities	—	(25,937)
Proceeds from sale of marketable securities	11,650	48,184
Proceeds from the sale of equipment	—	83
Net cash provided by investing activities	11,650	22,330
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	—	2,876
Net cash provided by financing activities	—	2,876
Net decrease in cash and cash equivalents	(6,973)	(11,705)
Effect of exchange rate changes on cash and cash equivalents	(317)	384
Cash and cash equivalents, beginning of year	21,465	32,786
Cash and cash equivalents, end of year	$14,175	$21,465
Supplemental disclosures of cash flow information:
Cash paid for taxes	$—	$—
Supplemental disclosures of noncash activities:
Operating lease liability arising from obtaining right-of-use assets	$75	$—

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

As of December 31, 2024, the Company’s wholly owned subsidiaries were PharmAkea, Inc., a Delaware corporation (“PharmAkea”), Galecto Securities Corporation, a Massachusetts corporation, and Galecto Biotech AB, a Swedish company. Galecto Biotech ApS, a Danish operating company, is a wholly-owned subsidiary of Galecto Biotech AB.

Strategic shift in business strategy

In September 2023, the Company undertook an organizational restructuring and determined to conduct a comprehensive exploration of strategic alternatives. In consultation with financial and legal advisors, a comprehensive strategic alternative review process began immediately and evaluated a broad range of options to maximize shareholder value through broad outreach to life sciences companies and a thorough process of evaluation of prospective strategic partners. This review of strategic alternatives resulted in the execution of the Bridge Purchase Agreement (as defined below) in October 2024 with Bridge Medicines LLC (“Bridge Medicines”) to acquire the global rights to Bridge Medicines’ BRM-1420 program, a novel dual ENL-YEATS and FLT3 inhibitor for multiple genetic subsets of acute myeloid leukemia (“AML”), and assumed certain of Bridge Medicines’ liabilities associated with the acquired assets (the “Asset Purchase”). For additional details, see Note 11.

As a result of the conclusion of the strategic alternatives review process, the Company’s focus is now on the development of GB3226 (formerly known as BRM-1420) and GB1211. As part of the strategic alternative review process, the Company determined not to further advance GB2064, its LOXL-2 inhibitor candidate.

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

Going Concern, liquidity and management plans

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that these financial statements are issued. Based on current estimates of the Company’s expenses going forward, the Company expects that its existing cash and cash equivalents of $14.2 million as of December 31, 2024 will be insufficient to allow the Company to fund its current operating plan through at least the next twelve months from the issuance of these financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date these financial statements are issued. The Company has developed plans to mitigate this risk, which primarily consist of raising additional capital through some combination of equity or convertible debt financings and/or potential new collaborations, but there can be no assurances any such financing will be available when needed. If the Company is unable to secure adequate additional funding, it will need to reevaluate its operating plans and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, delay, scale back or eliminate some or all of its development programs, relinquish rights to its intellectual property on less favorable terms than it would otherwise choose, or cease operations entirely. These actions could materially impact the Company’s business, results of operations and future prospects and the value of shares of its common stock, and investors may lose all or a part of their investment. In addition, attempting to secure additional financing may divert the time and attention of management from day-to-day activities and distract from the Company’s discovery and product development efforts.

Since inception, the Company has devoted substantially all its efforts to business planning, research and development, recruiting management and technical staff and raising capital, and has financed its operations primarily through the issuance of redeemable convertible preferred shares, debt financings, the Company’s initial public offering and sales of the Company’s common stock in an “at-the-market” offering.

As of December 31, 2024, the Company had an accumulated deficit of $277.5 million, from recurring losses since inception in 2011. The Company has incurred recurring losses and has not generated revenue as no products have obtained the necessary regulatory approval in order to market products. The Company expects to continue to incur losses as a result of costs and expenses related to the Company’s clinical development and corporate general and administrative activities. The Company had negative cash flows from operating activities during the years ended December 31, 2024 and 2023 of $18.6 million and $36.9 million, respectively, and current projections indicate that the Company will have continued negative cash flows for the foreseeable future as it continues to fund operating expenses. Net losses incurred for the years ended December 31, 2024 and 2023 amounted to $21.4 million and $38.3 million, respectively.

At December 31, 2024, the Company’s cash and cash equivalents amounted to $14.2 million, current assets amounted to $16.8 million and current liabilities amounted to $1.2 million. At December 31, 2023, the Company’s cash, cash equivalents and marketable securities amounted to $33.2 million, current assets amounted to $36.8 million and current liabilities amounted to $5.8 million.

In September 2023, the Company announced the Restructuring Plan (as defined below) to reduce the Company’s operations to preserve financial resources, resulting in a reduction of the Company’s workforce by up to 29 people, or approximately 70% of the Company’s then existing headcount. In May 2024, the Company’s board of directors approved an additional reduction of eight employees in an effort to conserve cash resources. The Company incurred $4.4 million in charges relating to these reductions in workforce, consisting primarily of cash-based expenses related to employee severance and notice period payments, benefits and related costs. These activities were substantially complete as of the year ended December 31, 2024.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP, as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Principles of consolidation

The Company’s consolidated financial statements for 2024 and 2023 include Galecto, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Currency and currency translation

The consolidated financial statements are presented in U.S. dollars, the Company’s reporting currency. Galecto, Inc., Galecto Securities Corporation and PharmAkea’s functional currency is the U.S. dollar. The functional currency of the Company’s subsidiary Galecto Biotech AB, and its subsidiary Galecto Biotech ApS, is the Euro. Adjustments that arise from exchange rate changes on transactions of each group entity denominated in a currency other than the functional currency are included in other income and expense in the consolidated statements of operations. Assets and liabilities of Galecto Biotech AB and Galecto Biotech ApS recorded in their Euro functional currency are translated into the U.S. dollar reporting currency of the Company at the exchange rate on the balance sheet date. Revenue and expenses of Galecto Biotech AB and Galecto Biotech ApS recorded in their Euro functional currency are translated into the U.S. dollar reporting currency of the Company at the average exchange rate prevailing during the year. Resulting translation adjustments are recorded to accumulated other comprehensive income (loss) (“OCI”).

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value and may include money market funds, U.S. Treasury and U.S. government-sponsored agency securities, corporate debt, commercial paper and certificates of deposit. The Company had money market funds of $5.9 and $13.6 million as of December 31, 2024 and 2023, respectively, which are included in cash and cash equivalents and reported at fair value (Note 4).

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

The Company reports available-for-sale debt securities at fair value at each balance sheet date and includes any unrealized holding gains and losses (the adjustment to fair value), net of applicable taxes, in accumulated other comprehensive income (loss), a component of stockholders’ equity. The cost of debt securities is adjusted for the amortization of premium and accretion of discounts to maturity. Such amortization and accretion is included in interest income. Realized gains and losses are determined using the specific identification method and are included in other income (expense). If any adjustment to fair value reflects a decline in the value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other than temporary,” including the intention to sell and, if so, marks the investment to market through a charge to the Company’s consolidated statements of operations and comprehensive loss. The Company had no debt securities as of December 31, 2024 and $11.7 million as of December 31, 2023, which are included in marketable securities and reported at fair value (Note 4).

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

Leases

The Company determines whether an arrangement is or contains a lease at the time it enters into a contract. For all leases, the Company determines the classification as either operating leases or finance leases. Operating leases are included in operating lease right-of-use (“ROU”) assets and accrued expenses and other current liabilities and operating lease liabilities, noncurrent in the Company’s consolidated balance sheets. The Company has not entered into any financing leases.

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

Impairment of long-lived assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If the undiscounted cash flows are insufficient to recover the carrying value, an impairment loss is recorded for the difference between the carrying value and fair value of the asset. Refer to Note 13 for further details.

Research and development expenses

Research and development costs are expensed as incurred. The Company’s research and development expenses consist primarily of costs incurred for the development of its product candidates and include expenses incurred under agreements with contract manufacturing organizations (“CMOs”), contract research organizations, investigative sites and consultants to conduct clinical trials and preclinical and non-clinical studies, costs to acquire, develop and manufacture supplies for clinical trials and other studies, salaries and related costs, including stock-based compensation, depreciation and other allocated facility-related and overhead expenses and licensing fees and milestone payments incurred under product license agreements where no alternative future use exists.

The Company has met the requirements to receive a tax credit in Denmark for losses resulting from research and development costs of up to $3.5 million and $3.7 million for the years ended December 31, 2024 and 2023, respectively. The tax credit is reported as a reduction to research and development expense in the consolidated statements of operations. For the years ended December 31, 2024 and 2023, research and development expenses include refundable tax credits of $0.8 million for both periods.

The Company has qualified for the R&D Expenditure Credit (“RDEC”) in United Kingdom for preclinical laboratory and in-patient clinical trials. The RDEC net tax benefit is reported as a reduction to research and development expense in the consolidated statements of operations. For the years ended December 31, 2024 and 2023, the Company recorded an overall reduction for the RDEC, net of the UK corporation tax rate of $0.06 million and $0.6 million, respectively. The amount recorded as of December 31, 2024 includes relief for the tax year December 31, 2024 and the amount recorded as of December 31, 2023 includes relief for the tax years December 31, 2021 thru December 31, 2023.

Acquired in-process research and development expenses

Acquired in-process research and development activities include payments pursuant to our business development transactions, including asset acquisitions. In-process research and development that is acquired in a transaction that does not qualify as a business combination under U.S. GAAP and that does not have an alternative future use is recorded to “Acquired in-process research and development expenses” (“AIPR&D”) in our consolidated statements of income in the period in which it is acquired. The Company presents the cost to acquire AIPR&D within our "Cash flows from operating activities" in our consolidated statements of cash flows.

Accrued research and development costs

Substantial portions of the Company’s preclinical and clinical trials are performed by third-party laboratories, medical centers, contract research organizations and other vendors (collectively, “CROs”). These CROs generally bill monthly for services performed, or bill based upon milestone achievement. For preclinical studies, the Company accrues expenses based upon estimated percentage of work completed and the contract milestones remaining. For clinical studies, expenses are accrued based upon the number of patients enrolled and the duration of the study. The Company monitors patient enrollment, the progress of clinical studies and related activities to the extent possible through internal reviews of data reported to the Company by the CROs, and correspondence with the CROs and clinical site visits. The Company’s estimates depend on the timeliness and accuracy of the data provided by the CROs regarding the status of each program and total program spending. The Company periodically evaluates the estimates to determine if adjustments are necessary or appropriate based on information it receives.

Stock-based compensation

The Company accounts for stock awards granted in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”). In accordance with ASC 718, compensation expense is measured at the estimated fair value of the stock options at grant date and is included as compensation expense over the vesting period during which an employee provides service in exchange for the award.

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

The Company has generated net losses since inception and accordingly has not recorded a material provision for income taxes.

The Company follows the provisions of ASC 740-10, Uncertainty in Income Taxes (“ASC 740-10”). The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits and penalties in income tax expense.

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

For the years ended December 31, 2024 and 2023, both methods are equivalent. Basic and diluted net loss per share is described further in Note 14.

Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the chief operating decision maker (“CODM”), in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its chief executive officer. The Company has determined it operates in one segment.

Other comprehensive gain (loss)

Other comprehensive gain (loss) (“OCI”) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s OCI includes currency translation and unrealized gain or (loss) on marketable securities.

Emerging growth company status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. The Company may elect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, and as a smaller reporting company, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recently adopted accounting standards

In November 2023, the FASB issued 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASC 280”), which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses and segment profit or loss. The ASU also requires entities with a single reportable segment to provide all segment disclosures under ASC 280, including the new required disclosures under the ASU. The ASU is effective for all public entities with fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The ASU must be applied retrospectively. The adoption of ASU No. 2023-07 during the year ended December 31, 2024 did not have a material impact on the financial statements.

Recently issued accounting standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (ASC 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the potential impact of adopting ASU 2023-09 on its financial statements and financial statement disclosures.

The Company reviewed all other recently issued accounting pronouncements and have concluded they are not applicable or not expected to be significant to the accounting for its operations.

3. INVESTMENTS IN MARKETABLE SECURITIES

Cash in excess of the Company’s immediate requirements is invested in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

The Company had no available-for-sale investments as of December 31, 2024. A summary of the Company’s available-for-sale investments as of December 31, 2023 consisted of the following (in thousands):

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

A summary of the assets that are measured at fair value as of December 31, 2024 and 2023 is as follows (in thousands):

	Fair Value Measurement at December 31, 2024
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$5,926	$5,926	$—	$—
Debt securities	—	—	—	—
Total	$5,926	$5,926	$—	$—

	Fair Value Measurement at December 31, 2023
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$13,610	$13,610	$—	$—
Debt securities	11,686	—	11,686	—
Total	$25,296	$13,610	$11,686	$—
(1)
Money market funds with maturities of 90 days or less at the date of purchase are included within cash and cash equivalents in the accompanying consolidated balance sheets and are recognized at fair value.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2024	2023
Contract research and development costs	$1,103	$1,046
Research and development tax credit receivable	836	1,438
Prepaid insurance costs	590	774
Value-added tax refund receivable	45	280
Other	90	85
Total prepaid expenses and other current assets	$2,664	$3,623

6. LEASES

The Company has the following operating leases:

Location	Primary Use	Lease Expiration Date	Renewal Option
Copenhagen, Denmark	Corporate headquarters	November 2029	None

The Company has no finance leases and has elected to apply the short-term lease exception to all leases of one year or less. Rent expense for years ended December 31, 2024 and 2023 was $0.3 million and $0.6 million, respectively.

Quantitative information regarding the Company’s leases for the years ended December 31, 2024 and 2023 is as follows (in thousands):

	Year Ended December 31,
Lease Cost:	2024	2023
Operating lease cost	$224	$571

Other Information:
Operating cash flows paid for amounts included in the measurement of lease liabilities	$223	$565
Operating lease liabilities arising from obtaining right-of-use assets	$—	$—

As of December 31, 2024 and 2023, the weighted average remaining lease term for operating leases was 4.9 years and 0.9 years, respectively.

As of December 31, 2024 and 2023, the weighted average discount rate for operating leases was 8% for both periods.

Operating lease liabilities are as follows at December 31, 2024 (in thousands):

Operating Leases
2025	$18
2026	18
2027	18
2028	18
2029	17
Total lease payments	89
Less: imputed interest	(16)
Total lease liabilities	$73

7. PROPERTY AND EQUIPMENT, NET

Equipment as of December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Equipment	$107	$107
Less: accumulated depreciation	(50)	(29)
Equipment, net	$57	$78

Depreciation expense for the years ended December 31, 2024 and 2023 was $0.02 million and $0.3 million, respectively.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Employee compensation costs	$204	$987
Contract research and development costs	117	685
Lease liabilities, current	12	183
Restructuring costs	—	1,734
Other current liabilities	487	539
Total accrued expenses and other current liabilities	$820	$4,128

9. COMMITMENTS AND CONTINGENCIES

Lease commitments

The Company’s commitments related to lease agreements are disclosed in Note 6.

Legal proceedings

From time to time, the Company may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the years ended December 31, 2024 and 2023, and, to its knowledge, no material legal proceedings are currently pending or threatened.

Indemnification agreements

The Company, as permitted under Delaware law and in accordance with its certification of incorporation and by-laws and pursuant to indemnification agreements with certain of its officers and directors, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, which the officer or director is or was serving at the Company’s request in such capacity.

The Company enters into certain types of contracts that contingently requires the Company to indemnify various parties against claims from third parties. These contracts primarily relate to (i) the Company’s by-laws, under which the Company must indemnify directors and executive officers, and may indemnify other officers and employees, for liabilities arising out of their relationship, (ii) contracts under which the Company must indemnify directors and certain officers and consultants for liabilities arising out of their relationship, and (iii) procurement, service or license agreements under which the Company may be required to indemnify vendors, service providers or licensees for certain claims, including claims that may be brought against them arising from the Company’s acts or omissions with respect to the Company’s products, technology, intellectual property or services.

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

10. STOCK-BASED COMPENSATION

Employee equity plan

In March 2020, the Company’s board of directors and stockholders approved the 2020 Stock Option and Grant Plan (“2020 Plan”). Holders of stock options under the 2020 Plan are entitled to exercise the vested portion of the stock option during the term of the grant. If a qualified exit, as defined in the 2020 Plan, occurs before the stock option vests, then all of the holders’ unvested options shall vest immediately.

In October 2020, the Company’s board of directors and stockholders approved the 2020 Equity Incentive Plan (“2020 Equity Plan”). Following the adoption of the 2020 Equity Plan, no further options are available to be issued under the 2020 Plan. Stock-based awards granted under the 2020 Equity Plan generally vest over a four-year period and expire ten years from the grant date. Shares available for grant under the 2020 Equity Plan cumulatively increase by 5% of the number of shares of common stock issued and outstanding on January 1st each year until 2030. At December 31, 2024, the Company had 126,570 options available for future grant under the 2020 Equity Plan.

The following table sets forth the activity for the Company’s stock options during the periods presented:

	Number of Options	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2022	231,158	$135.67	7.9	$—
Granted	76,934	32.02	—	433,020
Cancelled	(32,616)	70.84	—	11,445
Outstanding at December 31, 2023	275,476	114.38	6.7	—
Granted	90,020	7.71	—	—
Cancelled	(143,417)	103.19	—	—
Outstanding at December 31, 2024	222,079	$78.37	7.2	$—
Vested and exercisable at December 31, 2024	122,219	$129.02	5.4	$—

The weighted-average grant date fair value of all stock options granted during the year ended December 31, 2024 was $6.04. The intrinsic value at December 31, 2024 and 2023 is based on the closing price of the Company’s common stock on that date of $4.65 and $18.00 per share, respectively.

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

	2024	2023
Risk-free interest rate	4.0%	3.8%
Expected term (in years)	6.0	6.0
Expected volatility	95.3%	91.0%
Expected dividend yield	0%	0%

In November 2022, the Company’s board of directors approved the 2022 Inducement Plan (the “Inducement Plan”), which allows for the grant of equity awards to be made to new employees where the equity award is a material inducement to an employee entering into employment with the Company. The Inducement Plan was adopted by the Company’s board of directors without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4). A total of 10,000 shares of the Company’s common stock have been reserved for issuance under the Inducement Plan. As of December 31, 2024, no shares have been issued under the Inducement Plan.

Restricted Stock Units

In January 2024, the Company granted 34,200 restricted stock units (“RSUs”) to its employees under the 2020 Equity Plan. The weighted average grant date fair value of the time-based RSUs was $17.75 for the year ended December 31, 2024.The RSUs vest 33% after one-year from the grant date and 17% every six-months thereafter, subject to continued service to the Company through the applicable vesting dates. For the year ended December 31, 2024, the Company recognized $0.2 million in expense related to the RSUs.

The following table sets forth the activity for the Company’s RSUs during the year ended December 31, 2024:

	Restricted Stock Units	Weighted- average grant date fair value
Total nonvested units at December 31, 2023	—	$—
Granted	34,200	17.75
Vested	(7,050)	17.75
Cancelled	(11,550)	17.75
Total nonvested units at December 31, 2024	15,600	17.75

Stock-based compensation

The grant date fair value of stock options vested during the years ended December 31, 2024 and 2023 was $3.1 million and $6.1 million, respectively. Total unrecognized compensation expense related to unvested options granted under the Company’s stock-based compensation plan was $1.1 million at December 31, 2024, which is expected to be recognized over a weighted average period of 2.6 years. The Company recorded stock-based compensation expense related to the issuance of stock as follows (in thousands):

	For the Year Ended December 31,
	2024	2023
Research and development	$896	$2,452
General and administrative	2,343	2,975
Total Stock-based compensation	$3,239	$5,427

11. ASSET PURCHASE AGREEMENT

On October 7, 2024, the Company entered into an Asset Purchase Agreement (the “Bridge Purchase Agreement”) with Bridge Medicines pursuant to which the Company acquired global rights to Bridge Medicines’ BRM-1420 program, a novel dual ENL-YEATS and FLT3 inhibitor for multiple genetic subsets of AML, and assumed certain of Bridge Medicines’ liabilities associated with the Asset Purchase. As consideration to Bridge Medicines for the Asset Purchase, the Company (a) issued to Bridge Medicines (i) 62,594 shares of the Company’s common stock and (ii) 160.562 shares of the Company’s newly designated Series A non-voting convertible preferred stock, par value $0.00001 per share (the “Preferred Stock”) and (b) assumed specified liabilities. The closing of the Asset Purchase occurred on October 7, 2024. The total cost of the Asset Purchase was $4.4 million, including the fair value of the common stock, the fair value of the Preferred Stock, the assumed specified liabilities and transaction costs.

The following table sets forth the activity for the Bridge Purchase Agreement during the year ended December 31, 2024 (in thousands):

Fair value of common stock	$530
Fair value of preferred stock	1,360
Transaction costs	2,505
Total costs	$4,395

The terms of the Preferred Stock are as set forth in the Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock (the “Certificate of Designation”). Each share of Preferred Stock is convertible into 1,000 shares of common stock at the election of the holder of such Preferred Stock, subject to, and contingent upon, the approval by the Company’s stockholders to approve, for purposes of the Nasdaq Stock Market Rules, the issuance of the Company’s common stock upon conversion of the Preferred Stock (the “Stockholder Approval”). Furthermore, on the third business day following the Company’s receipt of Stockholder Approval, each outstanding share of Preferred Stock shall, subject to certain beneficial ownership limitations, automatically convert into 1,000 shares of common stock upon the conversion terms set forth in the Certificate of Designation. Except as required by law, the Preferred Stock has no voting rights, provided that the Company shall not, without the affirmative vote or written consent of the holders of majority of then outstanding Preferred Stock, among other things, alter or change adversely the power, preferences or rights given to the Preferred Stock, amend the Certificate of Designation, issue additional shares of Preferred Stock, consummate certain transactions prior to Stockholder Approval, amend or terminate the support agreements entered into by the Company’s directors and officers, or amend or fail to comply with certain provisions of the Bridge Purchase Agreement.

Carl Goldfischer, Chairman of the Company’s board of directors is also the Executive Chairman of Bridge Medicines.

12. INCOME TAXES

The Company had income tax expense of $0.04 million for the year ended December 31, 2024 and no income tax expense for the year ended 2023. The Company has incurred net operating losses for all the periods presented. The Company has not reflected the benefit of any such net operating loss carryforwards in the accompanying financial statements. In 2019, the domicile of the reporting entity has changed from Denmark to the United States resulting in a tax rate of 21% in 2024 and 2023. This is discussed further below.

The components of net loss are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Domestic	$(11,386)	$(8,142)
Foreign	(10,053)	(30,207)
Total	$(21,439)	$(38,349)

Reconciliation of effective tax rate

The effective tax rate for the years ended December 31, 2024 and 2023 is different from the statutory rate primarily due to the valuation allowance against deferred tax assets as a result of insufficient sources of income. The reconciliation of the statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023
Income tax benefit at the statutory rate	21.0%	21.0%
Orphan Drug Credit	0.3	2.3
Permanent differences	(4.7)	(2.4)
State income taxes	1.7	1.6
Foreign rate differential	0.5	0.8
Change in valuation allowance	(18.8)	(23.3)
Total	—%	—%

Deferred taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
Deferred tax assets:	2024	2023
Net operating loss carryforwards	$55,193	$52,393
Orphan Drug Credit	8,988	8,924
U.S. research and development credits	1,191	1,191
Stock-based compensation	748	803
Section 174 R&D costs	25	—
Amortization	1,041	—
Fixed assets	9	16
Accruals	31	84
Total deferred tax assets	$67,226	$63,411
Valuation allowance	(67,226)	(63,411)
Net deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The Company regularly assesses the likelihood that the deferred tax assets will be recovered from future taxable income. The Company considers projected future taxable income and ongoing tax planning strategies, then records a valuation allowance to reduce the carrying value of the net deferred taxes to an amount that is more-likely-than-not able to be realized. Based upon the Company’s assessment of all available evidence, including the previous three years of taxable income and loss after permanent items, estimates of future profitability, the Company’s overall prospects of future business and pursuant to the pursuit of strategic alternatives, the Company determined that it is more-likely-than-not that the Company will not be able to realize a portion of the deferred tax assets in the future. The Company will continue to assess the potential realization of deferred tax assets on an annual basis, or an interim basis if circumstances warrant. If the Company’s actual results and updated projections vary significantly from the projections used as a basis for this determination, the Company may need to change the valuation allowance against the gross deferred tax assets. On the basis of this evaluation, a full valuation allowance at December 31, 2024 and December 31, 2023 was recorded of $67.2 million and $63.4 million, respectively, to reduce the net deferred tax assets to their estimated realizable value. The change in valuation allowance was $3.8 million.

The Company is subject to taxation in the United States, United Kingdom and Denmark. As of December 31, 2024, tax years 2019 and forward were generally open to examination by the United States and foreign tax authorities. There Company is not under examination by any taxing authorities.

As of December 31, 2024, the Company had gross U.S. federal net operating losses (“NOLs”) of $43.6 million and federal research and development credits (“R&D credits”) of $1.2 million and Orphan Drug Credit (“ODC”) of $9.0 million to offset tax liabilities. The federal R&D credit and ODC carryforwards begin to expire in 2033 and 2042, respectively. All of the federal NOLs have an infinite life. The Company also had gross state NOLs of $38.4 million, which are available to offset state tax liabilities. The state NOLs begin to expire in 2040. The Company also had NOLs in Denmark of $198.3 million which have an indefinite life. Federal and state NOLs and R&D credit and ODC carryforwards are also subject to annual limitations in the event that cumulative changes in the ownership interests of significant stockholders exceed 50% over a three-year period, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986 (the “Code”). The Company has not completed an analysis to determine if the NOLs and R&D credits are limited due to a change in ownership.

The Company recognizes accrued interest related to unrecognized tax benefits and penalties as income tax expense. The Company does not have any material unrecognized tax benefits which would affect the effective tax rate if recognized. The Company does not have any unrecognized tax benefits which would reverse within the next twelve months.

The Company is eligible for the Danish enhanced research and development tax allowance, providing for an increase in the deductible value of the amount of certain R&D expenditures. The deduction for R&D expenditures is set at 101.5% for 2019, 130% for 2020 through 2022, 108% for 2023 through 2025 and 114% for 2026.

The Company qualifies for the RDEC in United Kingdom, which is a taxable credit payable at 20% (13% prior to April 2023) for certain R&D expenditures. The net benefit of the credit is 15% (10.53% prior to April 2023) after taking the UK corporation tax rate into account.

13. RESTRUCTURING ACTIVITIES

In September 2023, the Company’s board of directors approved a restructuring plan (the “Restructuring Plan”) to reduce the Company’s operating costs and better align its workforce with the needs of its business. The Restructuring Plan eliminated approximately 70% of the Company’s workforce. In May 2024, the Company’s board of directors approved an additional reduction of eight employees in an effort to conserve cash resources (the “May RIF”).

Employees affected by the Restructuring Plan and the May RIF obtained involuntary termination benefits pursuant to a one-time benefit arrangement. For employees who have no requirements to provide future service, the Company recognized the liability for the termination benefits in full at fair value at the time of termination. For employees who are required to render services beyond a minimum retention period to receive their one-time termination benefits, the Company recognized the termination benefits ratably over their future service periods. For the Restructuring Plan, the Company recorded employee termination benefit charges during the year ended December 31, 2023 of $3.4 million and has included such charges as operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. For the May RIF, the Company recorded employee termination benefit charges during the year ended December 31, 2024 of $1.0 million and has included such charges as operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Restructuring costs pertaining to the Restructuring Plan consist of the following (in thousands):

Balance at December 31, 2022	$—
Restructuring expenses incurred	3,448
Payments	(1,593)
Non-cash charges	(121)
Balance at December 31, 2023	$1,734
Restructuring expenses incurred	968
Payments	(2,702)
Balance at December 31, 2024	$—

The Company incurred an impairment charge related to a leased facility of $0.03 million during the year ended December 31, 2023 resulting from the Restructuring Plan.

In September 2023, the board of directors approved arrangements designed to provide that the Company will have the continued dedication and commitment of its remaining employees, including executives, determined to be key to the Company’s planned go-forward operations. The board of directors approved, and management implemented, a retention program for employees remaining with the Company which includes cash retention bonuses totaling $1.2 million for certain retained employees, provided that they remain within the Company through various requisite service periods. As a result, these cash retention bonuses were accrued over the requisite service period. The Company’s arrangement with its Chief Executive Officer specified that he was only entitled to a cash bonus upon the timely achievement of certain corporate and strategic milestones for the Company, which were not achieved by December 31, 2024. As of December 31, 2024, there was no retention accrual recorded. As of December 31, 2023, the Company’s retention accrual was $0.4 million.

In October 2024, the board of directors approved arrangements designed to provide that the Company will have the continued dedication and commitment of its remaining employees, including executives, determined to be key to the Company’s planned go-forward operations. The board of directors approved, and management implemented, a retention program for employees remaining with the Company which includes cash retention bonuses totaling $0.6 million for certain retained employees, provided that they remain within the Company through various requisite service periods. As a result, these cash retention bonuses were accrued over the requisite service period. During the year ended December 31, 2024, the Company’s retention accrual was $0.1 million.

14. NET LOSS PER SHARE

Basic and diluted net loss per share is calculated as follows (in thousands except share and per share amounts):

	Year Ended December 31,
	2024	2023
Net loss	$(21,439)	$(38,349)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	1,157,149	1,062,873
Net loss per common share, basic and diluted	$(18.53)	$(36.08)

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	Year Ended December 31,
	2024	2023
Stock options to purchase common stock	222,079	275,476
Restricted stock units	15,600	—

15. DEFINED CONTRIBUTION PLAN

The Company has a 401(k)-defined contribution plan (the “401(k) Plan”) for its U.S. based employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits. At the discretion of its board of directors, the Company may elect to match employee contributions. For the years ended December 31, 2024 and 2023, the Company paid a match of up to 6%, up to the maximum permitted by the Code, which amounted to $0.1 million during both periods and is expensed as personnel costs when incurred.

16. RELATED PARTY TRANSACTIONS

In October 2024, the Company entered into the Bridge Purchase Agreement pursuant to which the Company acquired global rights to Bridge Medicines’ BRM-1420 program, a novel dual ENL-YEATS and FLT3 inhibitor for multiple genetic subsets of AML, and assumed certain of Bridge Medicines’ liabilities associated with the acquired assets. Pursuant to the Bridge Purchase Agreement, as consideration to Bridge Medicines for the Asset Purchase, the Company issued to Bridge Medicines 62,594 shares of common stock and 160.562 shares of Preferred Stock. Carl Goldfischer, Chairman of the Company’s board of directors is also the Executive Chairman of Bridge Medicines. For further details of the Bridge Purchase Agreement, see Note 11.

During the year ended December 31, 2023, the Company had no material related party transactions.

17. SEGMENT REPORTING

The Company has one reportable and one operating segment and manages its business activities primarily in Denmark and North America and on a consolidated basis. The Company’s singular focus is on the development of small molecule inhibitors for the treatment of cancer and severe liver diseases. All of the Company’s tangible assets are held in Denmark and the United States.

The accounting policies of the Company are the same as those described in the summary of significant accounting policies.

The Company’s chief operating decision maker (“CODM”) is its chief executive officer. The CODM assesses performance for the Company and decides how to allocate resources based on net loss as reported on the consolidated statements of operations. The annual budgeting process is the primary mechanism used to make these decisions. The financial information also helps in making performance assessments using budgeted versus actual results.

The measure of segment assets is reported on the balance sheet as total consolidated assets.

18. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date on which the consolidated financial statements were issued. The Company has concluded that no subsequent events have occurred that require disclosure to the consolidated financial statements.