Form 10-Q
period 2025-03-31
Galecto, Inc.
filed 2025-05-08
CIK 1800315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 5, 2025, the registrant had 1,322,359 shares of common stock, $0.00001 par value per share, outstanding.

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
•
the implementation and execution of our strategic plans for our business, our current or future product candidates we may develop, and our technology;
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
•
the effects of global economic uncertainty and financial market volatility caused by economic effects of volatility in inflation and interest rates, tariffs and changes in economic policies, geopolitical instability, changes in international trade relationships and conflicts, such as the ongoing conflicts between Russia and Ukraine or Israel and Hamas, on any of the foregoing or other aspects of our business or operations; and
•
other risks and uncertainties, including those listed under the section titled “Risk Factors.”

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, the reasons described elsewhere in this Quarterly Report on Form 10-Q and those set forth in Part I, Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current view with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, industry, and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GALECTO, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2025	2024
Assets	(unaudited)
Current assets
Cash and cash equivalents	$11,939	$14,175
Prepaid expenses and other current assets	2,984	2,664
Total current assets	14,923	16,839
Operating lease right-of-use asset	73	73
Equipment, net	52	57
Other assets, noncurrent	317	163
Total assets	$15,365	$17,132
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$354	$377
Accrued expenses and other current liabilities	1,197	820
Total current liabilities	1,551	1,197
Operating lease liabilities, noncurrent	60	61
Other liabilities, noncurrent	45	43
Total liabilities	1,656	1,301
Commitments and contingencies (Note 8)
Mezzanine equity
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized at March 31, 2025 and December 31, 2024; 161 shares issued and outstanding as of March 31, 2025 and December 31, 2024	1,360	1,360
Stockholders’ equity
Common stock, par value of $0.00001 per share; 300,000,000 shares authorized at March 31, 2025 and December 31, 2024; 1,322,359 and 1,316,989 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	292,106	291,898
Accumulated deficit	(280,057)	(277,524)
Accumulated other comprehensive income	300	97
Total stockholders’ equity	13,709	15,831
Total liabilities and stockholders' equity	$15,365	$17,132

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Galecto, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses
Research and development	$678	$2,463
General and administrative	1,921	3,278
Total operating expenses	2,599	5,741
Loss from operations	(2,599)	(5,741)
Other income, net
Interest income, net	74	257
Foreign exchange transaction gain (loss), net	(6)	7
Total other income, net	68	264
Loss before income tax expense	(2,531)	(5,477)
Income tax expense	(2)	—
Net loss	$(2,533)	$(5,477)
Net loss per common share, basic and diluted	$(1.92)	$(5.05)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	1,322,011	1,084,509
Other comprehensive income (loss), net of tax
Currency translation gain (loss)	203	(86)
Unrealized gain on marketable securities	—	32
Other comprehensive income (loss), net of tax	203	(54)
Total comprehensive loss	$(2,330)	$(5,531)

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Galecto, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Mezzanine Equity		Stockholders' Equity
Three Months Ended	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
March 31, 2025	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2024	161	$1,360	1,316,989	$—	$291,898	$(277,524)	$97	$15,831
Stock-based compensation expense	—	—	—	—	179	—	—	179
Issuance of common stock in connection with vesting of restricted stock units	—	—	5,370	—	29	—	—	29
Other comprehensive income, net	—	—	—	—	—	—	203	203
Net loss	—	—	—	—	—	(2,533)	—	(2,533)
Balance at March 31, 2025	161	$1,360	1,322,359	$—	$292,106	$(280,057)	$300	$13,709

	Mezzanine Equity		Stockholders' Equity
Three Months Ended	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
March 31, 2024	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2023	—	$—	1,084,509	$—	$288,036	$(256,085)	$380	$32,331
Stock-based compensation expense	—	—	—	—	1,359	—	—	1,359
Other comprehensive loss, net	—	—	—	—	—	—	(54)	(54)
Net loss	—	—	—	—	—	(5,477)	—	(5,477)
Balance at March 31, 2024	—	$—	1,084,509	$—	$289,395	$(261,562)	$326	$28,159

See accompanying notes to the unaudited interim condensed consolidated financial statements.

GALECTO, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,533)	$(5,477)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	5	5
Stock-based compensation	179	1,359
Issuance of common stock in connection with vesting of restricted stock units	29	—
Amortization of premiums and discounts on marketable securities	—	(12)
Amortization of right of use lease asset	3	93
Accretion of lease liability	1	4
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(323)	252
Other assets, noncurrent	(151)	(582)
Accounts payable	(23)	(37)
Accrued expenses and other current liabilities	377	(1,449)
Operating lease liabilities	(5)	(92)
Other liabilities, noncurrent	2	—
Net cash used in operating activities	(2,439)	(5,936)
Cash flows from investing activities:
Proceeds from sale of marketable securities	—	5,650
Net cash provided by investing activities	—	5,650
Net decrease in cash and cash equivalents	(2,439)	(286)
Effect of exchange rate changes on cash and cash equivalents	203	(88)
Cash and cash equivalents, beginning of period	14,175	21,465
Cash and cash equivalents, end of period	$11,939	$21,091
Supplemental disclosures of cash flow information:
Cash paid for taxes	$2	$—

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

As of March 31, 2025, the Company’s wholly owned subsidiaries were PharmAkea, Inc., a Delaware corporation (“PharmAkea”), Galecto Securities Corporation, a Massachusetts corporation, and Galecto Biotech AB, a Swedish company. Galecto Biotech ApS, a Danish operating company, is a wholly-owned subsidiary of Galecto Biotech AB.

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

Going Concern, Liquidity and Management Plans

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that these financial statements are issued. Based on current estimates of the Company’s expenses going forward, the Company expects that its existing cash and cash equivalents of $11.9 million as of March 31, 2025 will be insufficient to allow the Company to fund its current operating plan through at least the next twelve months from the issuance of these financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date these financial statements are issued. The Company has developed plans to mitigate this risk, which primarily consist of raising additional capital through some combination of equity or convertible debt financings and/or potential new collaborations, but there can be no assurances any such financing will be available when needed, or on acceptable terms. If the Company is unable to secure adequate additional funding, it will need to reevaluate its operating plans and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, delay, scale back or eliminate some or all of its development programs, relinquish rights to its intellectual property on less favorable terms than it would otherwise choose, or cease operations entirely. These actions could materially impact the Company’s business, results of operations and future prospects and the value of shares of its common stock, and investors may lose all or a part of their investment. In addition, attempting to secure additional financing may divert the time and attention of management from day-to-day activities and distract from the Company’s discovery and product development efforts.

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

As of March 31, 2025, the Company had an accumulated deficit of $280.1 million from recurring losses since inception in 2011. The Company has incurred recurring losses and has not generated revenue as no products have obtained the necessary regulatory approval in order to market products. The Company expects to continue to incur losses as a result of costs and expenses related to the Company’s clinical development and corporate general and administrative activities. The Company had negative cash flows from operating activities during the three months ended March 31, 2025 and 2024 of $2.4 million and $5.9 million, respectively, and current projections indicate that the Company will have continued negative cash flows for the foreseeable future as it continues to fund operating expenses. Net losses incurred for the three months ended March 31, 2025 and 2024 were $2.5 million and $5.5 million, respectively.

As of March 31, 2025, the Company’s cash and cash equivalents amounted to $11.9 million, current assets amounted to $14.9 million and current liabilities amounted to $1.6 million. At December 31, 2024, the Company’s cash and cash equivalents amounted to $14.2 million, current assets amounted to $16.8 million and current liabilities amounted to $1.2 million.

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

The accompanying interim condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024, and related information contained within the notes to the interim condensed consolidated financial statements, are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of March 31, 2025, results of operations, statement of stockholders’ equity for the three months ended March 31, 2025 and 2024 and its cash flows for the three months ended March 31, 2025 and 2024. All intercompany balances and transactions have been eliminated. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2025 (the “2024 Consolidated Financial Statements”). The results for the three months ended March 31, 2025 are not necessarily indicative of the results expected for the full fiscal year or any interim period.

For the three months ended March 31, 2025, there have been no material changes to the significant accounting policies as disclosed in Note 2 to the 2024 Consolidated Financial Statements.

Recently Issued Accounting Standards

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes, Accounting Standards Codification (“ASC”) 740: Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the potential impact of adopting ASU 2023-09 on its financial statements and financial statement disclosures.

The Company reviewed all other recently issued accounting pronouncements and have concluded they are not applicable or not expected to be significant to the accounting for its operations.

3. PROPERTY AND EQUIPMENT, NET

Property and equipment as of March 31, 2025 consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Equipment	$107	$107
Less: accumulated depreciation	(55)	(50)
Equipment, net	$52	$57

Depreciation expense for the three months ended March 31, 2025 and 2024 was $5,000 in both periods.

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

The Company classified its money market funds within Level 1 because their fair values are based on their quoted market prices.

A summary of the assets that are measured at fair value as of March 31, 2025 and December 31, 2024 is as follows (in thousands):

	Fair Value Measurement at March 31, 2025
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$5,988	$5,988	$—	$—
Total	$5,988	$5,988	$—	$—

	Fair Value Measurement at December 31, 2024
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$5,926	$5,926	$—	$—
Total	$5,926	$5,926	$—	$—
(1)
Money market funds with maturities of 90 days or less at the date of purchase are included within cash and cash equivalents in the accompanying condensed consolidated balance sheets and are recognized at fair value.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Contract research and development costs	$1,524	$1,103
Research and development tax credit receivable	869	836
Prepaid insurance costs	413	590
Value-added tax refund receivable	48	45
Other	130	90
Total prepaid expenses and other current assets	$2,984	$2,664

6. LEASES

The Company has the following operating leases:

Location	Primary Use	Lease Expiration Date	Renewal Option
Copenhagen, Denmark	Corporate headquarters	November 2029	None

The Company has no finance leases and has elected to apply the short-term lease exception to all leases of one year or less. Rent expense for the three months ended March 31, 2025 and 2024 was $5,000 and $96,000, respectively.

Quantitative information regarding the Company’s leases for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
Lease Cost	2025	2024
Operating lease cost (in thousands)	$5	$96
Other Information
Operating cash flows paid for amounts included in the measurement of lease liabilities (in thousands)	$5	$92
Operating lease liabilities arising from obtaining right-of-use assets (in thousands)	$—	$—

As of March 31, 2025 and December 31, 2024, the weighted average remaining lease term for operating leases was 4.7 years and 4.9 years, respectively.

As of March 31, 2025 and December 31, 2024, the weighted average discount rate for operating leases was 8% for both periods.

Operating lease liabilities at March 31, 2025 are as follows (in thousands):

Operating
Future Lease Payments	Leases
2025 (excluding the period ended March 31, 2025)	$14
2026	19
2027	19
2028	19
2029	17
Total lease payments	88
Less: imputed interest	(15)
Total lease liabilities	$73

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Employee compensation costs	$544	$204
Contract research and development costs	181	117
Operating lease liabilities, current	13	12
Other liabilities	459	487
Total accrued expenses and other current liabilities	$1,197	$820

8. COMMITMENTS AND CONTINGENCIES

During the three months ended March 31, 2025, there were no material changes to the Company’s commitments and contingencies as disclosed in Note 9 of the 2024 Consolidated Financial Statements. Further, the Company’s commitments related to lease agreements are disclosed in Note 6.

9. STOCK-BASED COMPENSATION

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

In October 2020, the Company’s board of directors and stockholders approved the 2020 Equity Incentive Plan (“2020 Equity Plan”). Following the adoption of the 2020 Equity Plan, no further options are available to be issued under the 2020 Plan. Stock-based awards granted under the 2020 Equity Plan generally vest over a four-year period and expire ten years from the grant date. Shares available for grant under the 2020 Equity Plan cumulatively increase by 5% of the number of shares of common stock issued and outstanding on January 1st each year until 2030. At March 31, 2025, the Company had 178,403 shares available for future grant under the 2020 Equity Plan.

The following table sets forth the activity for the Company’s stock options during the three months ended March 31, 2025:

	Number of Options	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2024	222,079	$78.37	7.2	$—
Granted	34,400	5.70	—	—
Cancelled	(20,387)	137.39	—	—
Outstanding at March 31, 2025	236,092	$62.68	8.0	$—
Vested and expected to vest at March 31, 2025	109,718	$120.27	6.5	$—
Vested and exercisable at March 31, 2025	110,971	$119.46	6.4	$—

The weighted-average grant date fair value of all stock-based awards granted for the three months ended March 31, 2025 was $4.49 per share. The intrinsic value at March 31, 2025 and December 31, 2024 was based on the closing price of the Company’s common stock on these dates of $3.10 and $4.65 per share, respectively.

In November 2022, the Company's Board of Directors approved the 2022 Inducement Plan (the “Inducement Plan”), which allows for the grant of equity awards to be made to new employees where the equity award is a material inducement to an employee entering into employment with the Company. The Inducement Plan was adopted by the Company's Board of Directors without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4). A total of 10,000 shares of the Company's common stock have been reserved for issuance under the Inducement Plan. As of March 31, 2025, no shares have been issued under the Inducement Plan.

Restricted Stock Units

In January 2024, the Company granted 34,200 restricted stock units (“RSUs”) to its employees under the 2020 Equity Plan. The weighted average grant date fair value of the time-based RSUs was $17.75 for the year ended December 31, 2024. There were no RSUs granted during the three months ended March 31, 2025.The RSUs vest 33% after one-year from the grant date and 17% every six-months thereafter, subject to continued service to the Company through the applicable vesting dates. For the three months ended March 31, 2025 and 2024, the Company recognized $23,000 and $47,000 expense related to the RSUs, respectively.

The following table sets forth the activity for the Company’s RSUs during the three months ended March 31, 2025:

	Restricted Stock Units	Weighted- average grant date fair value
Total nonvested units at December 31, 2024	15,600	$17.75
Granted	—	—
Vested	(5,148)	17.75
Cancelled	—	—
Total nonvested units at March 31, 2025	10,452	$17.75

Stock-Based Compensation

The grant date fair value of stock-based awards vested during the three months ended March 31, 2025 and 2024 was $179,000 and $1,359,000, respectively. Total unrecognized compensation expense related to unvested options granted under the Company’s stock-based compensation plan was $1.2 million at March 31, 2025, which is expected to be recognized over a weighted average period of 2.6 years. The Company recorded stock-based compensation expense related to the issuance of stock as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$5	$629
General and administrative	174	730
Total stock-based compensation	$179	$1,359

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

The fair values of the options granted were estimated using the following assumptions:

	Three Months Ended
	March 31,
	2025	2024
Risk-free interest rate	4.5%	3.9%
Expected term (in years)	6.0	5.9
Expected volatility	95.3%	94.6%
Expected dividend yield	—	—

10. INCOME TAXES

As a result of the Company's history of net operating losses ("NOL"), the Company continues to maintain a full valuation allowance against its domestic net deferred tax assets. For the three months ended March 31, 2025, the Company recognized an income tax expense of $2,000.

11. NET LOSS PER SHARE

Basic and diluted net loss per share is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Net loss	$(2,533)	$(5,477)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	1,322,011	1,084,509
Net loss per common share, basic and diluted	$(1.92)	$(5.05)

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Stock options to purchase common stock	236,092	239,800
Restricted stock units	10,452	32,800

12. SEGMENT REPORTING

The Company has one reportable and one operating segment and manages its business activities primarily in Denmark and North America on a consolidated basis. The Company’s singular focus is on the development of small molecule inhibitors for the treatment of cancer and severe liver diseases. All of the Company’s tangible assets are held in Denmark and the United States.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto for the year ended December 31, 2024, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 19, 2025. This discussion and analysis and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in other SEC filings.

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

We plan to submit to the FDA an IND to test GB3226 in AML in the first quarter 2026 and, subject to obtaining sufficient capital, conduct an initial Phase 1a dose escalation clinical trial in patients with AML with a focus on relapsed or refractory MLLr (or KMT2Ar) and NPM1 mutated patients who have failed menin inhibitor therapy, and relapsed or refractory FLT3 mutated patients, to assess both the safety and efficacy of GB3226. Based on this timeline, we could report initial clinical data in 2027.

Background on Target Indication and Subsets

We are targeting multiple molecularly defined subsets of AML, a hematologic cancer that is characterized by the clonal expansion of immature myeloid-derived cells, known as blasts, in the peripheral blood and bone marrow. While rare, AML nonetheless is the most common leukemia in adults. In 2023, there were an estimated 20,380 newly diagnosed cases of AML and it caused an estimated 11,310 deaths in the United States. Despite the many available treatments for AML, prognosis for patients remains poor, and the AML sales market is projected to expand to $10 billion by 2028.

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

MEN1 Mutations.

We believe that GB3226 is well-positioned to address the menin-resistant population within AML. Acute leukemias driven by rearrangement of the mixed lineage leukemia 1 gene or mutation of NPM1 require the chromatin adapter protein menin, encoded by the MEN1 gene, to sustain aberrant leukemogenic gene expression programs. Somatic mutations in MEN1 have been identified in patients with acquired resistance to menin inhibition. Consistent with the genetic data in patients, inhibitor-menin interface mutations represent a conserved mechanism of therapeutic resistance in xenograft models and in an unbiased base-editor screen. These mutants attenuate drug-target binding by generating structural perturbations that impact small-molecule binding but not the interaction with the natural ligand MLL1, and prevent inhibitor-induced eviction of menin and MLL1 from chromatin. Inhibition of ENL and the subsequent decrease of target gene expression occurs independent of presence of menin and is not negatively impacted by MEN1 mutations.

Preclinical Data

Bridge Medicines, prior to our acquisition of GB3226, conducted a number of preclinical in vitro and in vivo studies of GB3226 that suggest it is a potent and selective inhibitor of cell proliferation in MLLr cell lines, with durable anti-tumor activity. GB3226 has shown dose-dependent effects on key genetic drivers of leukemogenesis and maintenance, including HOXA9 and MEIS1, indicating suppression of leukemic stem cell development in the bone marrow. Reductions of blasts cells in peripheral blood, bone marrow, and spleen have been demonstrated in animal models, in addition to cell cycle arrest, differentiation of blasts, and apoptosis. Preclinical studies have shown that GB3226 is active against several molecular drivers of AML, including MLL-r, NPM1m, cKIT+, FLT3+ and TET2+. In vitro modeling of GB3226 in combination with AML standard of care therapies and menin inhibitors in several relevant cell lines showed synergistic or additive effects. GB3226 has demonstrated promising tolerability in rat and dog toxicology studies performed to date at encouraging exposure multiples. As a result, we believe that GB3226’s unique dual-mechanism promotes rapid onset (FLT3 inhibition) and duration of response (ENL-YEATS inhibition).

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

Investigator-Initiated Phase 2 Trial with Providence Portland Medical Center’s Earle A. Chiles Research Institute

In October 2023, we announced that we did not intend to initiate Part B of the GALLANT-1 trial, which had been designed to evaluate safety and tumor shrinkage and explore tumor response rate based on RECIST criteria (version 1.1), clinical activity and immune biomarkers. While we do not intend to initiate Part B of the GALLANT-1 trial, we will continue to supply GB1211 at the recommended Phase 2 dose level of 100 mg twice daily in an investigator-initiated Phase 2 trial at Providence Portland Medical Center’s Earle A. Chiles Research Institute. GB1211 will be administered in combination with the standard therapeutic dose of pembrolizumab (Keytruda®) in patients with unresectable or metastatic melanoma or recurrent or metastatic HNSCC progressing during or after platinum-containing chemotherapy. This trial is designed to evaluate (i) the safety and efficacy of GB1211, our first-in-class, oral small molecule galectin-3 inhibitor candidate, in combination with pembrolizumab, in metastatic melanoma and HNSCC patients and (ii) whether the addition of GB1211 increases the response rate of pembrolizumab in metastatic melanoma and HNSCC patients. This trial was initiated and enrolled its first patient in the second quarter of 2024 and continues to enroll patients.

Financial Overview

We will incur significant expenses relating to our development of GB3226 and GB1211. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on our advancement of these two assets, as well as partnering and/or funding additional activities in order to achieve the successful development and eventual commercialization of one or more of these product candidates. Our operations to date have been financed primarily from our initial public offering (“IPO”), the issuance of common stock through our Open Market Sale AgreementSM with Jefferies LLC, as sales agent, to provide for the issuance and sale of up to $50.0 million of our common stock from time to time in “at-the-market” offerings under a registration statement on Form S-3 that the SEC declared effective on November 12, 2021 and related prospectus (the “ATM Program”), and the issuance of convertible preferred shares and convertible notes. Since inception, we have had significant operating losses. Our net loss was $2.5 million and $2.5 million for the three months ended March 31, 2025, respectively. Our net loss was $5.5 million and $5.5 million for the three months ended March 31, 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $280.1 million and $11.9 million in cash and cash equivalents, respectively.

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

We expect to continue to incur net losses for the foreseeable future as we implement our development plans for GB1211 and GB3226. In particular, we expect our expenses to gradually increase as we further our development of, and seek regulatory approvals for, our product candidates, as well as hire additional personnel, pay fees to outside consultants, lawyers and accountants, and incur other costs associated with being a public company. In addition, if and when we seek and obtain regulatory approval to commercialize any current or future product candidate, we will also incur increased expenses in connection with commercialization and marketing of any such product. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

Based on current estimates of our expenses going forward, we believe that our existing cash and cash equivalents of $11.9 million as of March 31, 2025 will be sufficient to fund the preclinical development of GB3226 into 2026, including the submission of an IND to the U.S. Food and Drug Administration (the “FDA”). However, we will require substantial additional capital to finance our operations, including clinical development of any of our GB3226 and GB1211 programs. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our financial statements. We will require substantial additional capital to finance our operations, including clinical development of any of our GB3226 and GB1211 programs. These conditions raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date our financial statements are issued. We have developed plans to mitigate this risk, which primarily consist of raising additional capital through some combination of equity or convertible debt financings and/or potential new collaborations, but there can be no assurances any such financing will be available when needed, or on acceptable terms. If we are unable to secure adequate additional funding, we will need to reevaluate our operating plans and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, delay, scale back or eliminate some or all of our development programs, relinquish rights to our intellectual property on less favorable terms than we would otherwise choose, or cease operations entirely. These actions could materially impact our business, results of operations and future prospects and the value of shares of our common stock, and investors may lose all or a part of their investment. In addition, attempting to secure additional financing may divert the time and attention of management from day-to-day activities and distract from our discovery and product development efforts.

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

Economic uncertainty in various global markets, including the United States and Europe, caused by political instability and conflict, such as the ongoing conflict in Ukraine and in Israel, and recent developments in U.S. trade policy, including the imposition and expansion of tariffs, have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain interruptions, which caused record inflation globally. Our business, financial condition and results of operations could be materially and adversely affected by further negative impact on the global economy and capital markets resulting from these global economic conditions, particularly if such conditions are prolonged or worsen.

Although, to date, our business has not been materially impacted by these global economic and geopolitical conditions, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which such instability could impact our business and results of operations. The extent and duration of these market disruptions, whether as a result of the military conflict between Russia and Ukraine and effects of the Russian sanctions, current armed conflict in Israel and the Gaza Strip, geopolitical tensions, volatile inflation rates, tariffs or otherwise, are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this report.

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

We have historically met the requirements to receive a tax credit in Denmark of up to $0.8 million per year for losses resulting from research and development costs of up to approximately $3.6 million per year. The tax credit is reported as a reduction to research and development expense in the condensed consolidated statements of operations. We recorded a tax credit of $0.1 and $0.6 million during the three month periods ended March 31, 2025 and 2024, respectively. The credits are available the following year, in 2026 and 2025, respectively.

We have qualified for the R&D Expenditure Credit (the “RDEC”) in United Kingdom for preclinical laboratory and in-patient clinical trials. The RDEC net tax benefit is reported as a reduction to research and development expense in the consolidated statements of operations. There was no RDEC recorded during the three months ended March 31, 2025. We recorded an overall reduction for the RDEC, net of the UK corporation tax rate of $0.04 million during the three months ended March 31, 2024.

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

•
acceptance by the FDA, European Medicines Agency (the “EMA”), Medicines and Healthcare products Regulatory Agency, Health Canada or other regulatory agencies of IND applications, clinical trial applications, and/or other regulatory filings for GB3226, GB1211 and any future product candidates;
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

Research and development activities account for a significant portion of our operating expenses. We expect our research and development expenses to continue for the foreseeable future but be lower than our research and development expenses prior to announcing the initiation of our strategic alternative review, as we continue to implement our new business strategy. Product candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that if we choose to pursue further development and testing of our product candidates, our research and development expenses will increase as our product candidates advance into later stages of clinical development. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.

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

Other Income (Expense), Net

Our other income (expense), net is comprised of:

•
Interest income: The interest income earned on our cash and cash equivalents is recorded in our statements of operations.
•
Foreign exchange: The functional currency of our subsidiaries in Denmark and Sweden is the Euro. Transactions denominated in currencies other than the Euro result in exchange gains and losses that are recorded in our consolidated statements of operations.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following sets forth our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,		Change
	2025	2024	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$678	$2,463	$(1,785)	-72.5%
General and administrative	1,921	3,278	(1,357)	-41.4%
Total operating expenses	$2,599	$5,741	$(3,142)	-54.7%
Loss from operations	(2,599)	(5,741)	3,142	-54.7%
Other income, net	68	264	(196)	-74.2%
Loss before income tax expense	(2,531)	(5,477)	2,946	-53.8%
Income tax expense	(2)	—	(2)	0.0%
Net loss	$(2,533)	$(5,477)	$2,948	-53.8%

Research and development expenses

Research and development expenses were comprised of:

	Three Months Ended
	March 31,		Change
	2025	2024	Amount	Percent
	(in thousands)
Chemistry, manufacturing and control	$196	$185	$11	5.9%
Preclinical studies and clinical trial-related activities	140	428	(288)	-67.3%
Personnel	73	1,274	(1,201)	-94.3%
Consultants and other costs	269	576	(307)	-53.3%
Total research and development expenses	$678	$2,463	$(1,785)	-72.5%

Research and development expenses were $0.7 million for the three months ended March 31, 2025, compared to $2.5 million for the three months ended March 31, 2024. The decrease of $1.8 million was primarily related to decreased preclinical studies and clinical trial-related expenses of $0.3 million, decreased personnel costs of $1.2 million and decreased consulting and other research and development costs of $0.3 million.

General and administrative expenses

General and administrative expenses were $1.9 million for the three months ended March 31, 2025, compared to $3.3 million for the three months ended March 31, 2024. The decrease of $1.4 million was primarily related to decreased personnel costs of $0.7 million, decreased legal related costs of $0.5 million and decreased other general administrative costs of $0.2 million.

Other income (expense), net

Other income (expense), net for the three months ended March 31, 2025 was $0.1 million, compared to $0.3 million for the three months ended March 31, 2024. The decrease of $0.2 million was primarily due to decreased interest income, net resulting from lower investable balances.

Liquidity and Capital Resources

Sources of Liquidity

Our operations to date have been financed primarily through our IPO, the issuance of common stock through our ATM Program, the issuance of convertible preferred shares and convertible notes. Since inception, we have had significant operating losses. On November 2, 2020, we completed our IPO in which we raised $86.3 million in net proceeds. During the three months ended March 31, 2025 and 2024, we had no sales under the ATM Program.

Our net losses were $2.5 million and $5.5 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $280.1 million and $11.9 million in cash and cash equivalents. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(2,439)	$(5,936)
Net cash provided by investing activities	—	5,650
Net cash provided by financing activities	—	—
Net decrease in cash and cash equivalents	$(2,439)	$(286)

Net Cash Used in Operating Activities

Cash used in operating activities of $2.4 million during the three months ended March 31, 2025 was primarily attributable to our net loss of $2.5 million together with non-cash items of $0.2 million principally with respect to stock-based compensation and a net decrease of $0.1 million in components of our working capital.

Cash used in operating activities of $5.9 million during the three months ended March 31, 2024 was primarily attributable to our net loss of $5.5 million together with non-cash items of $1.4 million principally with respect to stock-based compensation and a net decrease of $1.8 million in components of our working capital.

Net Cash Provided by Investing Activities

We had no investing activities during the three months ended March 31, 2025.

Cash provided by investing activities of $5.7 million during the three months ended March 31, 2024 was the result of proceeds from the sale of marketable securities.

Net Cash Provided by Financing Activities

We had no financing activities during the three months ended March 31, 2025 and March 31, 2024.

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

Based on current estimates of our expenses going forward, we believe that our existing cash and cash equivalents of $11.9 million as of March 31, 2025 will be sufficient to fund our operating expenditures and capital expenditure requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. These conditions raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date our financial statements are issued. We have developed plans to mitigate this risk, which primarily consist of raising additional capital through some combination of equity or convertible debt financings and/or potential new collaborations, but there can be no assurances any such financing will be available when needed, or on acceptable terms. If we are unable to secure adequate additional funding, we will need to reevaluate our operating plans and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, delay, scale back or eliminate some or all of our development programs, relinquish rights to our intellectual property on less favorable terms than we would otherwise choose, or cease operations entirely. These actions could materially impact our business, results of operations and future prospects and the value of shares of our common stock, and investors may lose all or a part of their investment. In addition, attempting to secure additional financing may divert the time and attention of management from day-to-day activities and distract from our discovery and product development efforts.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements, both near-term and long-term, will depend on many factors, including, but not limited to:

•
our new focus on GB3226 and GB1211 and our ability to execute successfully on our strategic realignment and realigned focus;
•
our ability to raise additional funding;
•
the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates, including GB3226, GB1211 and any other product candidates we develop in the future;
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

Research and Development Costs

We incur expenses associated with the development of our product candidates to conduct preclinical studies and clinical trials. Accounting for clinical trials relating to activities performed by contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”) and other external vendors requires management to exercise estimates in regard to the timing and accounting for these expenses. We estimate costs of research and development activities conducted by service providers, which include, the conduct of sponsored research, preclinical studies and contract manufacturing activities. The diverse nature of services being provided under CRO and other arrangements, the different compensation arrangements that exist for each type of service and the lack of timely information related to certain clinical activities complicates the estimation of accruals for services rendered by CROs, CMOs and other vendors in connection with preclinical studies and clinical trials. We record the estimated costs of research and development activities based upon the estimated amount of services provided by the CRO, CMOs and other vendors but not yet invoiced and include these costs in the accrued and other current liabilities or prepaid expenses on the balance sheets and within research and development expense on the consolidated statements of operations. In estimating the duration of a clinical study, we evaluate the start-up, treatment and wrap-up periods, compensation arrangements and services received attributable to each clinical trial and fluctuations are regularly tested against payment plans and trial completion assumptions.

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

The fair value of our awards in the three months ended March 31, 2025 has been estimated using Black-Scholes based on the following assumptions: expected term of 6.0 years; expected volatility of 95.3%; risk-free interest rate of 4.5%; and no expectation of dividends. The fair value of our awards in the three months ended March 31, 2024 has been estimated using Black-Scholes based on the following assumptions: expected term of 5.9 years; expected volatility of 94.6%; risk-free interest rate of 3.9%; and no expectation of dividends.

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

Recently Adopted Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our consolidated financial statements for the three months ended March 31, 2025 and 2024 appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Emerging Growth Company and Smaller Reporting Company Status

As an emerging growth company (“EGC”) under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we may delay the adoption of certain accounting standards until such time as those standards apply to private companies. Other exemptions and reduced reporting requirements under the JOBS Act for EGCs include presentation of only two years of audited consolidated financial statements in a registration statement for an IPO, an exemption from the requirement to provide an auditor’s report on internal controls over financial reporting pursuant to Section 404(b) of Sarbanes-Oxley Act of 2002, as amended, an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation, and less extensive disclosure about our executive compensation arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect our business, financial condition or results of operations. Except as set forth below, there have been no material changes in or additions to the risk factors referred to in the previous sentence.

Changes in U.S. trade policy and the impact of tariffs may have a material adverse effect on our business, results of operations and financial condition.

While we do not believe our business has been materially affected by the recent tariff environment and recent developments in U.S. trade policy as of the date of this Quarterly Report on Form 10-Q, our business, results of operations, and financial condition may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, quotas, trade agreements, or other trade restrictions imposed by the U.S. or other governments. For example, in April 2025, the U.S. government announced a 10% tariff on product imports from almost all countries and individualized higher tariffs on certain other countries. Several tariff announcements have been followed by announcements of limited exemptions, revisions, and temporary pauses, resulting in significant uncertainty.

While we rely on third-party contract manufacturers to manufacture our product candidates for preclinical studies and clinical trials, our supply chain and international operations could be adversely affected by changes in U.S. trade policies. Any imposition of, or increase in, tariffs or other restrictions on imports of reagents, equipment, or other materials (or the components of these materials) could increase the cost for such materials and also increase the prices for such materials available domestically or locally, if any, which in turn could increase our costs. Such cost increases could materially and adversely affect our business, results of operations and financial condition. Tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, significant inflation, and diminished expectations for the economy. Such conditions could also have a material adverse impact on our business, results of operations and financial position.

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

As of March 31, 2025, $77.8 million of the net proceeds from our IPO have been used for general working capital purposes, including the funding of our clinical development programs. We have invested the unused net proceeds from the offering in money market accounts and marketable debt securities. We expect to use the net proceeds from the offering described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 30, 2020, to fund our clinical development programs, including GB3226 and GB1211.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended March 31, 2025, none of our officers or directors adopted, modified or terminated any such trading arrangements.

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

Galecto, Inc.

Date: May 8, 2025	By:	/s/ Hans T. Schambye
Hans T. Schambye, M.D., Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Lori Firmani
Lori Firmani
Interim Chief Financial Officer (Principal Financial and Accounting Officer)