Form 10-Q
period 2025-06-30
Galecto, Inc.
filed 2025-08-05
CIK 1800315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, the registrant had 1,324,560 shares of common stock, $0.00001 par value per share, outstanding.

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
•
our financial condition, including our ability to obtain the funding necessary to advance the development of our product candidates, and our ability to continue as a going concern;
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

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, the reasons described elsewhere in this Quarterly Report on Form 10-Q and those set forth in Part I, Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current view with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, industry, and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GALECTO, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2025	2024
Assets	(unaudited)
Current assets
Cash and cash equivalents	$10,211	$14,175
Prepaid expenses and other current assets	2,816	2,664
Total current assets	13,027	16,839
Operating lease right-of-use asset	75	73
Equipment, net	47	57
Other assets, noncurrent	542	163
Total assets	$13,691	$17,132
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$756	$377
Accrued expenses and other current liabilities	1,873	820
Total current liabilities	2,629	1,197
Operating lease liabilities, noncurrent	60	61
Other liabilities, noncurrent	49	43
Total liabilities	2,738	1,301
Commitments and contingencies (Note 8)
Mezzanine equity
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized at June 30, 2025 and December 31, 2024; 159 and 161 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1,341	1,360
Stockholders’ equity
Common stock, par value of $0.00001 per share; 300,000,000 shares authorized at June 30, 2025 and December 31, 2024; 1,324,560 and 1,316,989 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	292,297	291,898
Accumulated deficit	(283,494)	(277,524)
Accumulated other comprehensive income	809	97
Total stockholders’ equity	10,953	15,831
Total liabilities and stockholders' equity	$13,691	$17,132

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Galecto, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses
Research and development	$1,465	$1,834	$2,143	$4,297
General and administrative	1,956	2,775	3,877	6,053
Restructuring costs	—	968	—	968
Total operating expenses	3,421	5,577	6,020	11,318
Loss from operations	(3,421)	(5,577)	(6,020)	(11,318)
Other income, net
Interest income, net	50	213	124	470
Foreign exchange transaction gain (loss), net	(62)	68	(68)	75
Total other income (loss), net	(12)	281	56	545
Loss before income tax expense	(3,433)	(5,296)	(5,964)	(10,773)
Income tax expense	(4)	(42)	(6)	(42)
Net loss	$(3,437)	$(5,338)	$(5,970)	$(10,815)
Net loss per common share, basic and diluted	$(2.60)	$(4.92)	$(4.51)	$(9.97)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	1,322,553	1,084,622	1,322,283	1,084,566
Other comprehensive income (loss), net of tax
Currency translation gain (loss)	509	(131)	712	(217)
Unrealized gain on marketable securities	—	2	—	34
Other comprehensive income (loss), net of tax	509	(129)	712	(183)
Total comprehensive loss	$(2,928)	$(5,467)	$(5,258)	$(10,998)

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Galecto, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Mezzanine Equity		Stockholders' Equity
Three Months Ended	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
June 30, 2025	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at March 31, 2025	161	$1,360	1,322,359	$—	$292,106	$(280,057)	$300	$13,709
Stock-based compensation expense	—	—	—	—	172	—	—	172
Conversion of Series A Preferred Stock	(2)	(19)	2,201	—	19	—	—	—
Other comprehensive income, net	—	—	—	—	—	—	509	509
Net loss	—	—	—	—	—	(3,437)	—	(3,437)
Balance at June 30, 2025	159	$1,341	1,324,560	$—	$292,297	$(283,494)	$809	$10,953

	Mezzanine Equity		Stockholders' Equity
Three Months Ended	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
June 30, 2024	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at March 31, 2024	—	$—	1,084,509	$—	$289,395	$(261,562)	$326	$28,159
Stock-based compensation expense	—	—	—	—	891	—	—	891
Issuance of common stock in connection with vesting of restricted stock units	—	—	333	—	5	—	—	5
Other comprehensive loss, net	—	—	—	—	—	—	(129)	(129)
Net loss	—	—	—	—	—	(5,338)	—	(5,338)
Balance at June 30, 2024	—	$—	1,084,842	$—	$290,291	$(266,900)	$197	$23,588

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Galecto, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Mezzanine Equity		Stockholders' Equity
Six Months Ended	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
June 30, 2025	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2024	161	$1,360	1,316,989	$—	$291,898	$(277,524)	$97	$15,831
Stock-based compensation expense	—	—	—	—	351	—	—	351
Conversion of Series A Preferred Stock	(2)	(19)	2,201	—	19	—	—	—
Issuance of common stock in connection with vesting of restricted stock units			5,370	—	29	—	—	29
Other comprehensive income, net	—	—	—	—	—	—	712	712
Net loss	—	—	—	—	—	(5,970)	—	(5,970)
Balance at June 30, 2025	159	$1,341	1,324,560	$—	$292,297	$(283,494)	$809	$10,953

	Mezzanine Equity		Stockholders' Equity
Six Months Ended	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
June 30, 2024	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2023	—	$—	1,084,509	$—	$288,036	$(256,085)	$380	$32,331
Stock-based compensation expense	—	—	—	—	2,250	—	—	2,250
Issuance of common stock in connection with vesting of restricted stock units	—	—	333	—	5	—	—	5
Other comprehensive loss, net	—	—	—	—	—	—	(183)	(183)
Net loss	—	—	—	—	—	(10,815)	—	(10,815)
Other comprehensive loss, net	—	$—	1,084,842	$—	$290,291	$(266,900)	$197	$23,588

See accompanying notes to the unaudited interim condensed consolidated financial statements.

GALECTO, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(5,970)	$(10,815)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	11	10
Stock-based compensation	351	2,250
Issuance of common stock in connection with vesting of restricted stock units	29	5
Amortization of premiums and discounts on marketable securities	—	70
Amortization of right of use lease asset	6	165
Accretion of lease liability	3	6
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(155)	1,317
Other assets, noncurrent	(376)	(857)
Accounts payable	379	(978)
Accrued expenses and other current liabilities	1,051	(1,038)
Operating lease liabilities	(10)	(171)
Other liabilities, noncurrent	5	—
Net cash used in operating activities	(4,676)	(10,036)
Cash flows from investing activities:
Proceeds from sale of marketable securities	—	11,650
Net cash provided by investing activities	—	11,650
Net increase (decrease) in cash and cash equivalents	(4,676)	1,614
Effect of exchange rate changes on cash and cash equivalents	712	(217)
Cash and cash equivalents, beginning of period	14,175	21,465
Cash and cash equivalents, end of period	$10,211	$22,862
Supplemental disclosures of cash flow information:
Cash paid for taxes	$5	$—

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

As of June 30, 2025, the Company’s wholly owned subsidiaries were PharmAkea, Inc., a Delaware corporation (“PharmAkea”), Galecto Securities Corporation, a Massachusetts corporation, and Galecto Biotech AB, a Swedish company. Galecto Biotech ApS, a Danish operating company, is a wholly-owned subsidiary of Galecto Biotech AB.

Strategic Shift in Business Strategy

In September 2023, the Company undertook an organizational restructuring and determined to conduct a comprehensive exploration of strategic alternatives. In consultation with financial and legal advisors, a comprehensive strategic alternative review process began immediately and evaluated a broad range of options to maximize stockholder value through broad outreach to life sciences companies and a thorough process of evaluation of prospective strategic partners. This review of strategic alternatives resulted in the execution of the Bridge Purchase Agreement (as defined below) in October 2024 with Bridge Medicines LLC (“Bridge Medicines”) to acquire the global rights to Bridge Medicines’ BRM-1420 program, a novel dual ENL-YEATS and FLT3 inhibitor for multiple genetic subsets of acute myeloid leukemia (“AML”), and assumed certain of Bridge Medicines’ liabilities associated with the acquired assets (the “Asset Purchase”).

As a result of the conclusion of the strategic alternatives review process, the Company’s focus is now on the development of GB3226 (formerly known as BRM-1420) and GB1211. As part of the strategic alternative review process, the Company determined not to further advance GB2064, its LOXL-2 inhibitor candidate.

Risks and Uncertainties

The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations, and the need to obtain additional financing. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure, and extensive compliance reporting capabilities.

The Company’s product candidates are in development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval, or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants.

Going Concern, Liquidity and Management Plans

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that these financial statements are issued. Based on current estimates of the Company’s expenses going forward, the Company expects that its existing cash and cash equivalents of $10.2 million as of June 30, 2025 will be insufficient to allow the Company to fund its current operating plan through at least the next twelve months from the issuance of these financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date these financial statements are issued. The Company has developed plans to mitigate this risk, which primarily consist of raising additional capital through some combination of equity or convertible debt financings and/or potential new collaborations, but there can be no assurances any such financing will be available when needed, on acceptable terms, or at all. If the Company is unable to secure adequate additional funding, it will need to reevaluate its operating plans and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, delay, scale back, or eliminate some or all of its development programs, relinquish rights to its intellectual property on less favorable terms than it would otherwise choose, or cease operations entirely. These actions could materially impact the Company’s business, results of operations, and future prospects and the value of shares of its common stock, and investors may lose all or a part of their investment. In addition, attempting to secure additional financing may divert the time and attention of management from day-to-day activities and distract from the Company’s discovery and product development efforts.

Since inception, the Company has devoted substantially all its efforts to business planning, research and development, recruiting management and technical staff and raising capital, and has financed its operations primarily through the issuance of redeemable convertible preferred shares, debt financings, the Company’s initial public offering, and sales of the Company's common stock in "at-the-market" offerings.

As of June 30, 2025, the Company had an accumulated deficit of $283.5 million from recurring losses since inception in 2011. The Company has incurred recurring losses and has not generated revenue as no products have obtained the necessary regulatory approval in order to market products. The Company expects to continue to incur losses as a result of costs and expenses related to the Company’s clinical development and corporate general and administrative activities. The Company had negative cash flows from operating activities during the six months ended June 30, 2025 and 2024 of $4.7 million and $10.0 million, respectively, and current projections indicate that the Company will have continued negative cash flows for the foreseeable future as it continues to fund operating expenses. Net losses incurred for the three and six months ended June 30, 2025 were $3.4 million and $6.0 million, respectively. Net losses incurred for the three and six months ended June 30, 2024 were $5.3 million and $10.8 million, respectively.

As of June 30, 2025, the Company’s cash and cash equivalents amounted to $10.2 million, current assets amounted to $13.0 million and current liabilities amounted to $2.6 million. At December 31, 2024, the Company’s cash and cash equivalents amounted to $14.2 million, current assets amounted to $16.8 million, and current liabilities amounted to $1.2 million.

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

The accompanying interim condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024, and related information contained within the notes to the interim condensed consolidated financial statements, are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of June 30, 2025, results of operations, statement of stockholders’ equity for the three and six months ended June 30, 2025 and 2024 and its cash flows for the six months ended June 30, 2025 and 2024. All intercompany balances and transactions have been eliminated. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 19, 2025 (the “2024 Consolidated Financial Statements”). The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results expected for the full fiscal year or any interim period.

For the six months ended June 30, 2025, there have been no material changes to the significant accounting policies as disclosed in Note 2 to the 2024 Consolidated Financial Statements.

Recently Issued Accounting Standards

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes, Accounting Standards Codification (“ASC”) 740: Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 became effective for fiscal years beginning after December 15, 2024. The Company is currently assessing the potential impact of adopting ASU 2023-09 on its financial statements and financial statement disclosures.

The Company reviewed all other recently issued accounting pronouncements and have concluded they are not applicable or not expected to be significant to the accounting for its operations.

3. PROPERTY AND EQUIPMENT, NET

Property and equipment as of June 30, 2025 consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Equipment	$108	$107
Less: accumulated depreciation	(61)	(50)
Equipment, net	$47	$57

Depreciation expense for the three and six months ended June 30, 2025 was $6,000 and $11,000, respectively. Depreciation expense for the three and six months ended June 30, 2024 was $5,000 and $10,000, respectively.

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

The Company classified its money market funds within Level 1 because their fair values are based on their quoted market prices.

A summary of the assets that are measured at fair value as of June 30, 2025 and December 31, 2024 is as follows (in thousands):

	Fair Value Measurement at June 30, 2025
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$3,525	$3,525	$—	$—
Total	$3,525	$3,525	$—	$—

	Fair Value Measurement at December 31, 2024
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$5,926	$5,926	$—	$—
Total	$5,926	$5,926	$—	$—
(1)
Money market funds with maturities of 90 days or less at the date of purchase are included within cash and cash equivalents in the accompanying condensed consolidated balance sheets and are recognized at fair value.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Contract research and development costs	$1,478	$1,103
Research and development tax credit receivable	962	836
Prepaid insurance costs	232	590
Value-added tax refund receivable	26	45
Other	118	90
Total prepaid expenses and other current assets	$2,816	$2,664

6. LEASES

The Company has the following operating leases:

Location	Primary Use	Lease Expiration Date	Renewal Option
Copenhagen, Denmark	Corporate headquarters	November 2029	None

The Company has no finance leases and has elected to apply the short-term lease exception to all leases with durations of one year or less. Rent expense for the three and six months ended June 30, 2025 was $5,000 and $10,000, respectively. Rent expense for the three and six months ended June 30, 2024 was $47,000 and $143,000, respectively.

Quantitative information regarding the Company’s leases for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	2025	2024	2025	2024
Operating lease cost (in thousands)	$5	$47	$10	$143
Other Information
Operating cash flows paid for amounts included in the measurement of lease liabilities (in thousands)	$5	$48	$10	$140
Operating lease liabilities arising from obtaining right-of-use assets (in thousands)	$—	$—	$—	$—

As of June 30, 2025 and December 31, 2024, the weighted average remaining lease term for operating leases was 4.4 years and 4.9 years, respectively.

As of June 30, 2025 and December 31, 2024, the weighted average discount rate for operating leases was 8% for both periods.

Operating lease liabilities at June 30, 2025 are as follows (in thousands):

Operating
Future Lease Payments	Leases
2025 (excluding the period ended June 30, 2025)	$10
2026	20
2027	20
2028	20
2029	19
Total lease payments	89
Less: imputed interest	(14)
Total lease liabilities	$75

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Employee compensation costs	$889	$204
Contract research and development costs	532	117
Operating lease liabilities, current	15	12
Other liabilities	437	487
Total accrued expenses and other current liabilities	$1,873	$820

8. COMMITMENTS AND CONTINGENCIES

During the three and six months ended June 30, 2025, there were no material changes to the Company’s commitments and contingencies as disclosed in Note 9 of the 2024 Consolidated Financial Statements. Further, the Company’s commitments related to lease agreements are disclosed in Note 6.

9. STOCKHOLDERS' EQUITY

Series A Non-Voting Convertible Preferred Stock

In October 2024, the Company entered into an Asset Purchase Agreement (the “Bridge Purchase Agreement”) with Bridge Medicines pursuant to which the Company acquired global rights to Bridge Medicines’ BRM-1420 program, a novel dual ENL-YEATS and FLT3 inhibitor for multiple genetic subsets of AML, and assumed certain of Bridge Medicines’ liabilities associated with the Asset Purchase. As consideration to Bridge Medicines for the Asset Purchase, the Company (a) issued to Bridge Medicines (i) 62,594 shares of the Company’s common stock and (ii) 160.562 shares of the Company’s Series A non-voting convertible preferred stock, par value $0.00001 per share (the “Preferred Stock”), and (b) assumed specified liabilities.

The terms of the Preferred Stock are as set forth in the Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock (the “Certificate of Designation”). Each share of Preferred Stock is convertible into 1,000 shares of common stock at the election of the holder of such Preferred Stock. Except as required by law, the Preferred Stock has no voting rights, provided that the Company shall not, without the affirmative vote or written consent of the holders of majority of then outstanding Preferred Stock, among other things, alter or change adversely the power, preferences or rights given to the Preferred Stock, amend the Certificate of Designation, or issue additional shares of Preferred Stock.

On June 18, 2025, the Company’s stockholders approved, for purposes of the Nasdaq Stock Market Rules, the issuance of the Company’s common stock upon conversion of the Preferred Stock (the “Stockholder Approval”). On the third business day following the Company’s receipt of the Stockholder Approval, certain outstanding shares of Preferred Stock were, subject to certain beneficial ownership limitations, automatically converted into 1,000 shares of common stock upon the conversion terms set forth in the Certificate of Designation. As a result, on June 23, 2025, 2.201 shares of Preferred Stock were automatically converted into 2,201 shares of the Company's common stock.

Employee Equity Plans

In March 2020, the Company's Board of Directors and stockholders approved the 2020 Stock Option and Grant Plan (“2020 Plan”). Holders of stock options under the 2020 Plan are entitled to exercise the vested portion of the stock option during the term of the grant.

In October 2020, as part of the Company's initial public offering, the Company’s Board of Directors and stockholders approved the 2020 Equity Incentive Plan (“2020 Equity Plan”). Following the adoption of the 2020 Equity Plan, no further options are available to be issued under the 2020 Plan. Stock-based awards granted under the 2020 Equity Plan generally vest over a four-year period and expire ten years from the grant date. Shares available for grant under the 2020 Equity Plan cumulatively increase by 5% of the number of shares of common stock issued and outstanding on January 1st each year until 2030. At June 30, 2025, the Company had 173,363 shares available for future grant under the 2020 Equity Plan.

The following table sets forth the activity for the Company’s stock options during the six months ended June 30, 2025:

	Number of Options	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2024	222,079	$78.37	7.2	$—
Granted	39,440	5.38	—	—
Cancelled	(20,387)	137.39	—	—
Outstanding at June 30, 2025	241,132	$61.44	7.8	$—
Vested and expected to vest at June 30, 2025	241,132	$61.44	7.8	$—
Vested and exercisable at June 30, 2025	119,914	$112.44	6.3	$—

The weighted-average grant date fair value of all stock-based awards granted for the six months ended June 30, 2025 was $4.24 per share. The intrinsic value at June 30, 2025 and December 31, 2024 was based on the closing price of the Company’s common stock on these dates of $3.41 and $4.65 per share, respectively.

In November 2022, the Company's Board of Directors approved the 2022 Inducement Plan (the “Inducement Plan”), which allows for the grant of equity awards to be made to new employees where the equity award is a material inducement to an employee entering into employment with the Company. The Inducement Plan was adopted by the Company's Board of Directors without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4). A total of 10,000 shares of the Company's common stock have been reserved for issuance under the Inducement Plan. As of June 30, 2025, no shares have been issued under the Inducement Plan.

Restricted Stock Units

In January 2024, the Company granted 34,200 restricted stock units (“RSUs”) to its employees under the 2020 Equity Plan. The weighted average grant date fair value of the time-based RSUs was $17.75 for the year ended December 31, 2024. There were no RSUs granted during the three or six months ended June 30, 2025. The RSUs vest 33% after one-year from the grant date and 17% every six-months thereafter, subject to continued service to the Company through the applicable vesting dates. For the three and six months ended June 30, 2025, the Company recognized a $23,000 and $46,000 expense related to the RSUs, respectively. For the three and six months ended June 30, 2024, the Company recognized a $47,000 and $94,000 expense related to the RSUs, respectively.

The following table sets forth the activity for the Company’s RSUs during the six months ended June 30, 2025:

	Restricted Stock Units	Weighted- average grant date fair value
Total nonvested units at December 31, 2024	15,600	$17.75
Granted	—	—
Vested	(5,148)	17.75
Cancelled	—	—
Total nonvested units at June 30, 2025	10,452	$17.75

Stock-Based Compensation

The grant date fair value of stock-based awards vested during the six months ended June 30, 2025 and 2024 was $417,000 and $2,202,000, respectively. Total unrecognized compensation expense related to unvested options granted under the Company’s stock-based compensation plan was $1,069,000 at June 30, 2025, which is expected to be recognized over a weighted average period of 2.4 years. The Company recorded stock-based compensation expense related to the issuance of stock as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$5	$188	$10	$817
General and administrative	167	703	341	1,433
Total stock-based compensation	$172	$891	$351	$2,250

The Company uses a Black-Scholes option pricing model to determine fair value of its stock options. The Black-Scholes option pricing model includes various assumptions, including the fair value of common stock, expected life of stock options, the expected volatility based on the historical volatility of a publicly traded set of peer companies, and the expected risk-free interest rate based on the implied yield on a U.S. Treasury security.

The fair values of the options granted were estimated using the following assumptions:

	Six Months Ended
	June 30,
	2025	2024
Risk-free interest rate	4.4%	4.2%
Expected term (in years)	5.9	5.3
Expected volatility	95.9%	99.3%
Expected dividend yield	—	—

10. INCOME TAXES

As a result of the Company's history of net operating losses ("NOL"), the Company continues to maintain a full valuation allowance against its domestic net deferred tax assets. For the three and six months ended June 30, 2025, the Company recognized an income tax expense of $4,000 and $6,000, respectively. For the three and six months ended June 30, 2024, the Company recognized an income tax expense of $42,000 in both periods, primarily due to foreign income tax expense.

11. NET LOSS PER SHARE

Basic and diluted net loss per share is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(3,437)	$(5,338)	$(5,970)	$(10,815)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	1,322,553	1,084,622	1,322,283	1,084,566
Net loss per common share, basic and diluted	$(2.60)	$(4.92)	$(4.51)	$(9.97)

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	Six Months Ended June 30,
	2025	2024
Stock options to purchase common stock	241,131	222,208
Restricted stock units	10,452	28,200

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

Based on current estimates of our expenses going forward, we believe that our existing cash and cash equivalents will be sufficient to fund the preclinical development of GB3226 into 2026, including the submission of an investigational new drug application (“IND”) to the U.S. Food and Drug Administration (the “FDA”). We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will require substantial additional capital to finance our operations, including clinical development of any of the GB3226 and GB1211 programs identified herein. If we are unable to secure adequate additional funding, we will need to reevaluate our operating plans and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, delay, scale back or eliminate some or all of our development programs, relinquish rights to our intellectual property on less favorable terms than we would otherwise choose, or cease operations entirely.

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

MEN1 Mutations.

We believe that GB3226 is well-positioned to address the menin-resistant population within AML. Acute leukemias driven by rearrangement of KMT2A or mutation of NPM1 require the chromatin adapter protein menin, encoded by the MEN1 gene, to sustain aberrant leukemogenic gene expression programs. Somatic mutations in MEN1 have been identified in patients with acquired resistance to menin inhibition. Consistent with the genetic data in patients, inhibitor-menin interface mutations represent a conserved mechanism of therapeutic resistance in xenograft models and in an unbiased base-editor screen. These mutants attenuate drug-target binding by generating structural perturbations that impact small-molecule binding but not the interaction with the natural ligand MLL1, and prevent inhibitor-induced eviction of menin and MLL1 from chromatin. Inhibition of ENL and the subsequent decrease of target gene expression occurs independent of presence of menin and is not negatively impacted by MEN1 mutations, which suggests that this therapeutic resistance could potentially be addressed by GB3226.

Preclinical Data

Bridge Medicines, prior to our acquisition of GB3226, conducted a number of preclinical in vitro and in vivo studies of GB3226 that suggest it is a potent and selective inhibitor of cell proliferation in MLLr cell lines, with durable anti-tumor activity. GB3226 has shown dose-dependent effects on key genetic drivers of leukemogenesis and maintenance, including HOXA9 and MEIS1, indicating suppression of leukemic stem cell development in the bone marrow. Reductions of blasts cells in peripheral blood, bone marrow, and spleen have been demonstrated in animal models, in addition to cell cycle arrest, differentiation of blasts, and apoptosis. Preclinical studies have shown that GB3226 is active against several molecular drivers of AML, including MLL-r, NPM1m, cKIT+, FLT3+ and TET2+. In vitro modeling of GB3226 in combination with AML standard of care therapies and menin inhibitors in several relevant cell lines showed synergistic or additive effects. GB3226 has shown a promising tolerability profile at encouraging exposure multiples in rat and dog toxicology studies performed to date, and we plan to initiate additional IND-enabling toxicology studies in August 2025. We believe that this preclinical data demonstrates GB3226’s unique dual-mechanism that promotes rapid onset (FLT3 inhibition) and duration of response (ENL-YEATS inhibition).

GB1211

GB1211 is a selective oral small molecule inhibitor of galectin-3. We believe GB1211 has the potential to treat multiple types of oncology and liver disease indications.

GALLANT-1 Trial

We enrolled a total of 13 patients in Part A of the GALLANT-1 trial (100 mg: six; 200 mg: seven). Four patients in Part A of the GALLANT-1 trial (100 mg: three; 200 mg: one) showed a partial response according to Response Evaluation Criteria in Solid Tumors (“RECIST”), criteria (version 1.1). One patient receiving GB1211 at 200 mg twice daily, alongside atezolizumab (Tecentriq®) demonstrated a sustained partial response over the course of the trial. At the 12-week mark, tumor shrinkage exceeded 70%, and this reduction was maintained throughout subsequent study visits. In accordance with local treatment guidelines, this patient was discontinued from the trial after receiving checkpoint inhibitor therapy for two consecutive years. Additionally, three of the five patients treated for at least six weeks with 100 mg of GB1211 twice daily, combined with atezolizumab, showed a partial response. Currently, one patient continues to receive GB1211 in combination with atezolizumab in the extension phase of the trial and will continue to be followed until the earlier to occur of progression, unacceptable toxicity or the completion of the extension phase at the end of October 2025. This patient, who has been treated for over two years, demonstrated tumor shrinkage exceeding 80%, consistently recorded during all study visits between week 36 and week 126. Insights from biomarker analyses from the GALLANT-1 trial revealed a trend showing that responders had increased levels of galectin-3 at baseline, and stable or decreasing galectin-3 levels during treatment. In contrast, patients with progressive disease demonstrated increasing levels of galectin-3 during treatment. This correlation suggests that the detection of galectin-3 levels could potentially be used to select and monitor patient populations.

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

Financial Overview

We will incur significant expenses relating to our development of GB3226 and GB1211. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on our advancement of these two assets, as well as partnering and/or funding additional activities in order to achieve the successful development and eventual commercialization of one or more of these product candidates. Our operations to date have been financed primarily from our initial public offering (“IPO”), the issuance of common stock through our Open Market Sale AgreementSM with Jefferies LLC, as sales agent, to provide for the issuance and sale of up to $50.0 million of our common stock from time to time in “at-the-market” offerings under a previously effective registration statement on Form S-3 and related prospectus (the “ATM Program”), and the issuance of convertible preferred shares and convertible notes. Since inception, we have had significant operating losses. Our net loss was $3.4 million and $6.0 million for the three and six months ended June 30, 2025, respectively. Our net loss was $5.3 million and $10.8 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $283.5 million and $10.2 million in cash and cash equivalents.

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
•
hire additional clinical development, quality control, scientific, and management personnel;
•
expand our operational, financial, and management systems and increase personnel, including personnel to support our clinical development and manufacturing efforts;
•
establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any products for which we may obtain marketing approval and intend to commercialize on our own or jointly with third parties;
•
maintain, expand, and protect our intellectual property portfolio; and

•
invest in or in-license other technologies or product candidates.

We expect to continue to incur net losses for the foreseeable future as we implement our development plans for GB1211 and GB3226. In particular, we expect our expenses to gradually increase as we further our development of, and seek regulatory approvals for, our product candidates, as well as hire additional personnel, pay fees to outside consultants, lawyers, and accountants, and incur other costs associated with being a public company. In addition, if and when we seek and obtain regulatory approval to commercialize any current or future product candidate, we will also incur increased expenses in connection with commercialization and marketing of any such product. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

Based on current estimates of our expenses going forward, we believe that our existing cash and cash equivalents of $10.2 million as of June 30, 2025 will be sufficient to fund the preclinical development of GB3226 into 2026, including the submission of an IND to the FDA. However, we will require substantial additional capital to finance our operations, including clinical development of any of our GB3226 and GB1211 programs. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our financial statements. We will require substantial additional capital to finance our operations, including clinical development of any of our GB3226 and GB1211 programs. These conditions raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date our financial statements are issued. We have developed plans to mitigate this risk, which primarily consist of raising additional capital through some combination of equity or convertible debt financings and/or potential new collaborations, but there can be no assurances any such financing will be available when needed, or on acceptable terms. If we are unable to secure adequate additional funding, we will need to reevaluate our operating plans and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, delay, scale back, or eliminate some or all of our development programs, relinquish rights to our intellectual property on less favorable terms than we would otherwise choose, or cease operations entirely. These actions could materially impact our business, results of operations and future prospects, and the value of shares of our common stock, and investors may lose all or a part of their investment. In addition, attempting to secure additional financing may divert the time and attention of management from day-to-day activities and distract from our discovery and product development efforts.

To date, we have not had any products approved for sale and, therefore, have not generated any product revenue. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates. As a result, until such time, if ever, that we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including collaborations, licenses, or similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed or on favorable terms, if at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies, including our research and development activities. If we are unable to raise capital, we will need to further delay, reduce, or terminate activities to reduce costs.

Economic uncertainty in various global markets, including the United States and Europe, caused by political instability and conflict, such as the ongoing conflicts in Ukraine, Israel, and Iran, and recent developments in U.S. trade policy, including the imposition and expansion of tariffs, have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain interruptions, which caused record inflation globally. Our business, financial condition, and results of operations could be materially and adversely affected by further negative impact on the global economy and capital markets resulting from these global economic conditions, particularly if such conditions are prolonged or worsen.

Although, to date, our business has not been materially impacted by these global economic and geopolitical conditions, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which such instability could impact our business and results of operations. The extent and duration of these market disruptions, whether as a result of the military conflicts in Iran and between Russia and Ukraine and effects of the Russian sanctions, current armed conflict in Israel and the Gaza Strip, geopolitical tensions, volatile inflation rates, tariffs or otherwise, are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this report.

Components of Operating Results

Operating Expenses

Our operating expenses since inception have consisted primarily of research and development expenses and general and administrative costs.

Research and Development

Our research and development expenses consist primarily of costs incurred for the development of our product candidates and our drug discovery efforts, which include:

•
personnel costs, which include salaries, benefits, and stock-based compensation expense;
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

We have historically met the requirements to receive a tax credit in Denmark of up to $0.8 million per year for losses resulting from research and development costs of up to approximately $3.6 million per year. The tax credit is reported as a reduction to research and development expense in the condensed consolidated statements of operations. We recorded a tax credit of $0.4 and $0.8 million during the six months ended June 30, 2025 and 2024, respectively. The credits are available the following year, in 2026 and 2025, respectively.

We have qualified for the R&D Expenditure Credit (the “RDEC”) in United Kingdom for preclinical laboratory and in-patient clinical trials. The RDEC net tax benefit is reported as a reduction to research and development expense in the consolidated statements of operations. There was no RDEC recorded during the six months ended June 30, 2025. We recorded an overall reduction for the RDEC, net of the UK corporation tax rate of $0.07 million during the six months ended June 30, 2024.

Our direct research and development expenses are not currently tracked on a program-by-program basis. We use our personnel and infrastructure resources across multiple research and development programs directed toward identifying and developing product candidates.

We expect our research and development expenses to continue for the foreseeable future as we plan to invest in research and development activities related to developing our product candidates, including investments in preclinical development, conducting clinical trials, manufacturing, and otherwise advancing our programs. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain.

Because of the numerous risks and uncertainties associated with product development and the current stage of development of our product candidates and programs, we cannot reasonably estimate or know the nature, timing and estimated costs necessary to complete the remainder of the development of our product candidates or programs. We are also unable to predict if, when, or to what extent we will obtain approval and generate revenues from the commercialization and sale of our product candidates. The duration, costs, and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:

•
successful completion of our preclinical studies and our Phase 2 clinical trials for our current fibrosis and oncology product candidates and any clinical trials for future product candidates;
•
data from our clinical programs that support an acceptable risk-benefit profile of our product candidates in the intended patient populations;

•
acceptance by the FDA, European Medicines Agency (the “EMA”), Medicines and Healthcare products Regulatory Agency, Health Canada, or other regulatory agencies of IND applications, clinical trial applications, and/or other regulatory filings for GB3226, GB1211, and any future product candidates;
•
successful application for and receipt of marketing approvals from applicable regulatory authorities;
•
obtainment and maintenance of intellectual property protection and regulatory exclusivity for our product candidates;
•
arrangements with third-party manufacturers for, or establishment of, commercial manufacturing capabilities;
•
establishment of sales, marketing, and distribution capabilities and successful launch of commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•
acceptance of our products, if and when approved, by patients, the medical community and third-party payors;
•
effective competition with other therapies; obtainment and maintenance of coverage, adequate pricing, and adequate reimbursement from third-party payors, including government payors;
•
maintenance, enforcement, defense, and protection of our rights in our intellectual property portfolio;
•
avoidance of infringement, misappropriation, or other violations with respect to others’ intellectual property or proprietary rights; and
•
maintenance of a continued acceptable safety profile of our products following receipt of any marketing approvals.

We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our preclinical studies and clinical trials. We may elect to discontinue, delay, or modify clinical trials of some product candidates or focus on others. A change in the outcome of any of these factors could mean a significant change in the costs and timing associated with the development of our current and future preclinical and clinical product candidates. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development, or if we experience significant delays in execution of or enrollment in any of our preclinical studies or clinical trials, we could be required to expend significant additional financial resources and time on the completion of preclinical and clinical development.

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs, depreciation expense, and other expenses for outside professional services, including legal, human resources, audit and accounting services, and facility-related fees not otherwise included in research and development expenses. Personnel costs consist of salaries, benefits, and stock-based compensation expense for our personnel in executive, finance, accounting, business operations, and other administrative functions. We expect our general and administrative expenses to increase moderately over the next several years to support our continued research and development activities, manufacturing activities, and continued costs of operating as a public company. However, we anticipate these expenses will remain lower than our general and administrative expenses prior to announcing the initiation of our strategic alternative review in September 2023. These expenses will likely include continued costs related to consultants and the hiring of additional personnel; legal, regulatory, and other fees; director and officer insurance premiums; and other costs associated with our continued operations.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following sets forth our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,		Change
	2025	2024	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$1,465	$1,834	$(369)	-20.1%
General and administrative	1,956	2,775	(819)	-29.5%
Restructuring costs	—	968	(968)	-100.0%
Total operating expenses	$3,421	$5,577	$(2,156)	-38.7%
Income (Loss) from operations	(3,421)	(5,577)	2,156	-38.7%
Other income, net	(12)	281	(293)	-104.3%
Income (Loss) before income tax expense	(3,433)	(5,296)	1,863	-35.2%
Income tax expense	(4)	(42)	38	0.0%
Net loss	$(3,437)	$(5,338)	$1,825	-34.2%

Research and development expenses

Research and development expenses were comprised of:

	Three Months Ended
	June 30,		Change
	2025	2024	Amount	Percent
	(in thousands)
Chemistry, manufacturing and control	$817	$105	$712	678.1%
Preclinical studies and clinical trial-related activities	327	458	(131)	-28.6%
Personnel	76	711	(635)	-89.3%
Consultants and other costs	245	560	(315)	-56.3%
Total research and development expenses	$1,465	$1,834	$(369)	-20.1%

Research and development expenses were $1.5 million for the three months ended June 30, 2025, compared to $1.8 million for the three months ended June 30, 2024. The decrease of $0.3 million was primarily related to decreased preclinical studies and clinical trial-related expenses of $0.1 million, decreased personnel costs of $0.6 million, and decreased consulting and other research and development costs of $0.3 million, offset by increased chemistry, manufacturing, and control costs of $0.7 million.

General and administrative expenses

General and administrative expenses were $2.0 million for the three months ended June 30, 2025, compared to $2.8 million for the three months ended June 30, 2024. The decrease of $0.8 million was primarily related to decreased personnel costs of $0.3 million, decreased legal related costs of $0.3 million, and decreased other general administrative costs of $0.2 million.

Restructuring costs

There were no restructuring costs for the three months ended June 30, 2025. Restructuring costs were $1.0 million for the three months ended June 30, 2024, primarily related to employee severance and notice period payments, benefits and related costs.

Other income (expense), net

Other income (expense), net, for the three months ended June 30, 2025 was $(12,000), compared to $281,000 for the three months ended June 30, 2024. The decrease of $293,000 was primarily due to decreased interest income, net, resulting from lower investable balances and increased foreign exchange transaction loss, net.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following sets forth our results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,		Change
	2025	2024	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$2,143	$4,297	$(2,154)	-50.1%
General and administrative	3,877	6,053	(2,176)	-35.9%
Restructuring costs	-	968	(968)	-100.0%
Total operating expenses	$6,020	$11,318	$(5,298)	-46.8%
Loss from operations	(6,020)	(11,318)	5,298	-46.8%
Other income, net	56	545	(489)	-89.7%
Loss before income tax expense	(5,964)	(10,773)	4,809	-44.6%
Income tax expense	(6)	(42)	36	0.0%
Net loss	$(5,970)	$(10,815)	$4,773	-44.1%

Research and development expenses

Research and development expenses were comprised of:

	Six Months Ended June 30,		Change
	2025	2024	Amount	Percent
	(in thousands)
Personnel	$149	$1,985	$(1,836)	-92.5%
Preclinical studies and clinical trial-related activities	467	886	(419)	-47.3%
Chemistry, manufacturing and control	1,013	290	723	249.3%
Consultants and other costs	514	1,136	(622)	-54.8%
Total research and development expenses	$2,143	$4,297	$(2,154)	-50.1%

Research and development expenses were $2.1 million for the six months ended June 30, 2025, compared to $4.3 million for the six months ended June 30, 2024. The decrease of $2.2 million was primarily related to decreased personnel costs of $1.8 million, decreased preclinical studies and clinical trial-related expenses of $0.4 million, and decreased consulting and other research and development costs of $0.6 million, offset by increased chemistry, manufacturing, and control costs of $0.7 million.

General and administrative expenses

General and administrative expenses were $3.9 million for the six months ended June 30, 2025, compared to $6.1 million for the six months ended June 30, 2024. The decrease of $2.2 million was primarily related to decreased personnel costs of $0.9 million, decreased legal related costs of $0.8 million, and decreased other general administrative costs of $0.5 million.

Restructuring costs

There were no restructuring costs for the six months ended June 30, 2025. Restructuring costs were $1.0 million for the six months ended June 30, 2024, primarily related to employee severance and notice period payments, benefits and related costs.

Other income (expense), net

Other income, net, for the six months ended June 30, 2025 was $56,000, compared to $545,000 for the six months ended June 30, 2024. The decrease of $489,000 was primarily due to decreased interest income, net, resulting from lower investable balances and increased foreign exchange transaction loss, net.

Liquidity and Capital Resources

Sources of Liquidity

Our operations to date have been financed primarily through our IPO, the issuance of common stock through our ATM Program, the issuance of convertible preferred shares and convertible notes. Since inception, we have had significant operating losses. On November 2, 2020, we completed our IPO in which we raised $86.3 million in net proceeds. During each of the three and six months ended June 30, 2025 and 2024, we had no sales under the ATM Program.

Our net losses were $3.4 million and $6.0 million for the three and six months ended June 30, 2025, respectively. Our net losses were $5.3 million and $10.8 million for the six months ended June 30, 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $283.5 million and $10.2 million in cash and cash equivalents. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(4,676)	$(10,036)
Net cash provided by investing activities	—	11,650
Net cash provided by financing activities	—	—
Net increase (decrease) in cash and cash equivalents	$(4,676)	$1,614

Net Cash Used in Operating Activities

Cash used in operating activities of $4.7 million during the six months ended June 30, 2025 was primarily attributable to our net loss of $6.0 million together with non-cash items of $0.4 million principally with respect to stock-based compensation and a net increase of $0.9 million in components of our working capital.

Cash used in operating activities of $10.0 million during the six months ended June 30, 2024 was primarily attributable to our net loss of $10.8 million together with non-cash items of $2.5 million principally with respect to stock-based compensation and a net decrease of $1.7 million in components of our working capital.

Net Cash Provided by Investing Activities

We had no investing activities during the six months ended June 30, 2025.

Cash provided by investing activities of $11.7 million during the six months ended June 30, 2024 was the result of proceeds from the sale of marketable securities.

Net Cash Provided by Financing Activities

We had no financing activities during the six months ended June 30, 2025 and 2024.

Funding Requirements

We expect to incur significant costs as we implement our development plans for GB3226 and GB1211, and we will need to obtain substantial additional funding to finance our continuing operations. Our primary uses of capital are, and we expect will continue to be, costs related to third-party clinical research, manufacturing and development services; laboratory expenses and costs for related supplies; clinical costs; manufacturing costs; compensation-related expenses; legal and other regulatory expenses; costs to operate as a public company; and general overhead costs.

Based on current estimates of our expenses going forward, we believe that our existing cash and cash equivalents of $10.2 million as of June 30, 2025 will be sufficient to fund the preclinical development of GB3226 into 2026, including the submission of an IND to the FDA. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. These conditions raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date our financial statements are issued. We have developed plans to mitigate this risk, which primarily consist of raising additional capital through some combination of equity or convertible debt financings and/or potential new collaborations, but there can be no assurances any such financing will be available when needed, or on acceptable terms. If we are unable to secure adequate additional funding, we will need to reevaluate our operating plans and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, delay, scale back or eliminate some or all of our development programs, relinquish rights to our intellectual property on less favorable terms than we would otherwise choose, or cease operations entirely. These actions could materially impact our business, results of operations and future prospects and the value of shares of our common stock, and investors may lose all or a part of their investment. In addition, attempting to secure additional financing may divert the time and attention of management from day-to-day activities and distract from our discovery and product development efforts. If our available cash resources are insufficient to fund our expenses and the development of our product candidates and/or completion of a transaction identified above, we may implement further cost reduction and other cash-focused measures to manage liquidity, and we may pursue a plan of liquidation or dissolution or seek bankruptcy protection. If we decide to cease operations and dissolve and liquidate our assets, it is unclear to what extent we would be able to pay our obligations. In such a circumstance and in light of our current liquidity position, it is unlikely that cash would be available for distribution to stockholders.

Any product candidates we may develop may never achieve commercialization and we anticipate that we will continue to incur losses for the foreseeable future. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our future operations through our existing cash and cash equivalents and through a combination of equity offerings, debt financings, collaborations, strategic alliances, marketing and distribution arrangements, and/or licensing arrangements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures, or declaring dividends. If we raise additional funds through collaborations, strategic alliances, marketing and distribution arrangements, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements on acceptable terms when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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
•
the initiation, progress, timing, costs, and results of preclinical studies and clinical trials for our product candidates, including GB3226, GB1211, and any other product candidates we develop in the future;
•
the clinical development plans we establish for these product candidates;
•
the scope, progress, results and costs of discovery, research, preclinical development, laboratory testing, and clinical trials for our current and future product candidates;
•
the impacts of fluctuating interest rates, geopolitical instability, changes in international trade relationships, and conflicts;
•
the number of, and development requirements for, other product candidates that we develop;

•
the timelines of our clinical trials and the overall costs to finish clinical trials due to geopolitical instability and conflict;
•
the outcome, timing, and cost of meeting regulatory requirements established by the FDA, EMA, and other comparable foreign regulatory authorities;
•
our ability to enter into contract manufacturing arrangements for supply of active pharmaceutical ingredient and manufacture of our product candidates, and the terms of such arrangements;
•
whether we are able to enter into and maintain collaboration agreements, including the terms of and timing of payments under any such agreements;
•
the cost of filing, prosecuting, defending, and enforcing our patent claims and other intellectual property rights;
•
the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;
•
the extent to which we acquire or in-license other products, product candidates, or technologies;
•
the ability to receive additional non-dilutive funding, including grants from organizations and foundations;
•
the effect of competing clinical, technological, and market developments;
•
the cost and timing of completion of commercial-scale outsourced manufacturing activities;
•
changes in economic conditions, lower consumer confidence, and volatile equity capital markets; and
•
the costs of continuing to operate as a public company.

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

Research and Development Costs

We incur expenses associated with the development of our product candidates to conduct preclinical studies and clinical trials. Accounting for clinical trials relating to activities performed by contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”) and other external vendors requires management to exercise estimates in regard to the timing and accounting for these expenses. We estimate costs of research and development activities conducted by service providers, which include the conduct of sponsored research, preclinical studies and contract manufacturing activities. The diverse nature of services being provided under CRO and other arrangements, the different compensation arrangements that exist for each type of service and the lack of timely information related to certain clinical activities complicates the estimation of accruals for services rendered by CROs, CMOs, and other vendors in connection with preclinical studies and clinical trials. We record the estimated costs of research and development activities based upon the estimated amount of services provided by the CRO, CMOs, and other vendors but not yet invoiced and include these costs in the accrued and other current liabilities or prepaid expenses on the balance sheets and within research and development expense on the consolidated statements of operations. In estimating the duration of a clinical study, we evaluate the start-up, treatment and wrap-up periods, compensation arrangements, and services received attributable to each clinical trial and fluctuations are regularly tested against payment plans and trial completion assumptions.

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

We use a Black-Scholes option pricing model to determine fair value of our stock options. The Black-Scholes option pricing model includes various assumptions, including the fair value of common shares, expected life of stock options, the expected volatility based on the historical volatility of a publicly traded set of peer companies, and the expected risk-free interest rate. These assumptions reflect our best estimates, but they involve inherent uncertainties based on market conditions generally outside our control. As a result, if other assumptions had been used, stock-based compensation cost could have been materially impacted. Furthermore, if we use different assumptions for future grants, share-based compensation cost could be materially impacted in future periods.

The fair value of our awards in the six months ended June 30, 2025 has been estimated using Black-Scholes based on the following assumptions: expected term of 5.9 years; expected volatility of 95.9%; risk-free interest rate of 4.4%; and no expectation of dividends. The fair value of our awards in the six months ended June 30, 2024 has been estimated using Black-Scholes based on the following assumptions: expected term of 5.3 years; expected volatility of 99.3%; risk-free interest rate of 4.2%; and no expectation of dividends.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the jurisdictions and years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Recently Adopted Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our consolidated financial statements for the six months ended June 30, 2025 and 2024 appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

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

Effects of Inflation

Our assets are primarily monetary, consisting of cash and cash equivalents. Because of their liquidity, these assets are not directly affected by inflation. Since we intend to retain and continue to use our equipment, furniture, fixtures, and office equipment, computer hardware and software and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. However, the rate of inflation affects our expense and use of our resources. We continue to monitor the impact of inflation on these costs in order to minimize its effects through productivity improvements and cost reductions. There can be no assurance, however, that our operating results will not be affected by inflation in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Item 10 of Regulation S-K and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our periodic and current reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025, which could materially affect our business, financial condition or results of operations. There have been no material changes in or additions to the risk factors referred to in the previous sentence.

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

We raised $86.3 million in net proceeds after deducting underwriting discounts and commissions of $6.7 million and other offering expenses of $2.1 million payable by us. No underwriting discounts and commissions or offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

As of June 30, 2025, $79.5 million of the net proceeds from our IPO have been used for general working capital purposes, including the funding of our clinical development programs. We have invested the unused net proceeds from the offering in money market accounts and marketable debt securities. We expect to use the net proceeds from the offering described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 30, 2020, to fund our clinical development programs, including GB3226 and GB1211.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended June 30, 2025, none of our officers or directors adopted, modified or terminated any such trading arrangements.

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

Galecto, Inc.

Date: August 5, 2025	By:	/s/ Hans T. Schambye
Hans T. Schambye, M.D., Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 5, 2025	By:	/s/ Lori Firmani
Lori Firmani
Interim Chief Financial Officer (Principal Financial and Accounting Officer)