Form 10-Q
period 2025-09-30
Galecto, Inc.
filed 2025-11-06
CIK 1800315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 3, 2025, the registrant had 1,327,212 shares of common stock, $0.00001 par value per share, outstanding.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GALECTO, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2025	2024
Assets	(unaudited)
Current assets
Cash and cash equivalents	$7,606	$14,175
Prepaid expenses and other current assets	2,180	2,664
Total current assets	9,786	16,839
Operating lease right-of-use asset	72	73
Equipment, net	41	57
Other assets, noncurrent	837	163
Total assets	$10,736	$17,132
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$520	$377
Accrued expenses and other current liabilities	2,103	820
Total current liabilities	2,623	1,197
Operating lease liabilities, noncurrent	57	61
Other liabilities, noncurrent	49	43
Total liabilities	2,729	1,301
Commitments and contingencies (Note 8)
Mezzanine equity
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized at September 30, 2025 and December 31, 2024; 159 and 161 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1,341	1,360
Stockholders’ equity
Common stock, par value of $0.00001 per share; 300,000,000 shares authorized at September 30, 2025 and December 31, 2024; 1,327,212 and 1,316,989 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	292,470	291,898
Accumulated deficit	(286,627)	(277,524)
Accumulated other comprehensive income	823	97
Total stockholders’ equity	8,007	15,831
Total liabilities and stockholders’ equity	$10,736	$17,132

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Galecto, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses
Research and development	$1,416	$1,093	$3,559	$5,390
General and administrative	1,740	2,747	5,617	8,800
Restructuring costs	—	—	—	968
Total operating expenses	3,156	3,840	9,176	15,158
Loss from operations	(3,156)	(3,840)	(9,176)	(15,158)
Other income (loss), net
Interest income, net	42	146	166	616
Foreign exchange transaction loss, net	(19)	(182)	(87)	(107)
Total other income (loss), net	23	(36)	79	509
Loss before income tax expense	(3,133)	(3,876)	(9,097)	(14,649)
Income tax expense	—	(7)	(6)	(49)
Net loss	$(3,133)	$(3,883)	$(9,103)	$(14,698)
Net loss per common share, basic and diluted	$(2.36)	$(3.39)	$(6.88)	$(13.30)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	1,327,039	1,144,978	1,323,886	1,104,849
Other comprehensive income, net of tax
Currency translation gain	14	468	726	251
Unrealized gain on marketable securities	—	—	—	34
Other comprehensive income, net of tax	14	468	726	285
Total comprehensive loss	$(3,119)	$(3,415)	$(8,377)	$(14,413)

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Galecto, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Mezzanine Equity		Stockholders’ Equity
Three Months Ended	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
September 30, 2025	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at June 30, 2025	159	$1,341	1,324,560	$—	$292,297	$(283,494)	$809	$10,953
Stock-based compensation expense	—	—	—	—	164	—	—	164
Issuance of common stock in connection with vesting of restricted stock units	—	—	2,652	—	9	—	—	9
Other comprehensive income, net	—	—	—	—	—	—	14	14
Net loss	—	—	—	—	—	(3,133)	—	(3,133)
Balance at September 30, 2025	159	$1,341	1,327,212	$—	$292,470	$(286,627)	$823	$8,007

	Mezzanine Equity		Stockholders’ Equity
Three Months Ended	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
September 30, 2024	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at June 30, 2024	—	$—	1,084,840	$—	$290,291	$(266,900)	$197	$23,588
Stock-based compensation expense	—	—	—	—	681	—	—	681
Issuance of common stock in connection with vesting of restricted stock units	—	—	5,945	—	81	—	—	81
Round-up shares from the 1-for-25 reverse split effective August 29, 2024	—	—	163,058	—	—	—	—	—
Other comprehensive income, net	—	—	—	—	—	—	468	468
Net loss	—	—	—	—	—	(3,883)	—	(3,883)
Balance at September 30, 2024	—	$—	1,253,843	$—	$291,053	$(270,783)	$665	$20,935

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Galecto, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Mezzanine Equity		Stockholders’ Equity
Nine Months Ended	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
September 30, 2025	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2024	161	$1,360	1,316,989	$—	$291,898	$(277,524)	$97	$15,831
Stock-based compensation expense	—	—	—	—	515	—	—	515
Conversion of Series A Preferred Stock	(2)	(19)	2,201	—	19	—	—	—
Issuance of common stock in connection with vesting of restricted stock units			8,022	—	38	—	—	38
Other comprehensive income, net	—	—	—	—	—	—	726	726
Net loss	—	—	—	—	—	(9,103)	—	(9,103)
Balance at September 30, 2025	159	$1,341	1,327,212	$—	$292,470	$(286,627)	$823	$8,007

	Mezzanine Equity		Stockholders’ Equity
Nine Months Ended	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
September 30, 2024	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2023	—	$—	1,084,507	$—	$288,036	$(256,085)	$380	$32,331
Stock-based compensation expense	—	—	—	—	2,931	—	—	2,931
Issuance of common stock in connection with vesting of restricted stock units	—	—	6,278	—	86	—	—	86
Round-up shares from the 1-for-25 reverse split effective August 29, 2024	—	—	163,058	—	—	—	—	—
Other comprehensive income, net	—	—	—	—	—	—	285	285
Net loss	—	—	—	—	—	(14,698)	—	(14,698)
Balance at September 30, 2024	—	$—	1,253,843	$—	$291,053	$(270,783)	$665	$20,935

See accompanying notes to the unaudited interim condensed consolidated financial statements.

GALECTO, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(9,103)	$(14,698)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	16	16
Stock-based compensation	515	2,931
Issuance of common stock in connection with vesting of restricted stock units	38	86
Amortization of premiums and discounts on marketable securities	—	70
Amortization of right of use lease asset	11	219
Accretion of lease liability	5	9
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	482	2,121
Other assets, noncurrent	(671)	(974)
Accounts payable	143	(1,199)
Accrued expenses and other current liabilities	1,281	(2,040)
Operating lease liabilities	(15)	(228)
Other liabilities, noncurrent	6	—
Net cash used in operating activities	(7,292)	(13,687)
Cash flows from investing activities:
Proceeds from sale of marketable securities	—	11,650
Net cash provided by investing activities	—	11,650
Net decrease in cash and cash equivalents	(7,292)	(2,037)
Effect of exchange rate changes on cash and cash equivalents	723	250
Cash and cash equivalents, beginning of period	14,175	21,465
Cash and cash equivalents, end of period	$7,606	$19,678
Supplemental disclosures of cash flow information:
Cash paid for taxes	$5	$—

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

As of September 30, 2025, the Company’s wholly owned subsidiaries were PharmAkea, Inc., a Delaware corporation, Galecto Securities Corporation, a Massachusetts corporation, and Galecto Biotech AB, a Swedish company. Galecto Biotech ApS, a Danish operating company, is a wholly-owned subsidiary of Galecto Biotech AB.

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

Going Concern, Liquidity and Management Plans

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that these financial statements are issued. Based on current estimates of the Company’s expenses going forward, the Company expects that its existing cash and cash equivalents of $7.6 million as of September 30, 2025 will be insufficient to allow the Company to fund its current operating plan through at least the next twelve months from the issuance of these financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date these financial statements are issued. The Company has developed plans to mitigate this risk, which primarily consist of raising additional capital through some combination of equity or convertible debt financings and/or potential new collaborations, but there can be no assurances any such financing will be available when needed, on acceptable terms, or at all. If the Company is unable to secure adequate additional funding, it will need to reevaluate its operating plans and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, delay, scale back, or eliminate some or all of its development programs, relinquish rights to its intellectual property on less favorable terms than it would otherwise choose, or cease operations entirely. These actions could materially impact the Company’s business, results of operations, and future prospects and the value of shares of its common stock, and investors may lose all or a part of their investment. In addition, attempting to secure additional financing may divert the time and attention of management from day-to-day activities and distract from the Company’s discovery and product development efforts.

Since inception, the Company has devoted substantially all its efforts to business planning, research and development, recruiting management and technical staff and raising capital, and has financed its operations primarily through the issuance of redeemable convertible preferred shares, debt financings, the Company’s initial public offering, and sales of the Company’s common stock in “at-the-market” offerings.

As of September 30, 2025, the Company had an accumulated deficit of $286.6 million from recurring losses since inception in 2011. The Company has incurred recurring losses and has not generated revenue as none of the Company’s products have obtained the necessary regulatory approval in order to market such products. The Company expects to continue to incur losses as a result of costs and expenses related to the Company’s clinical development and corporate general and administrative activities. The Company had negative cash flows from operating activities during the nine months ended September 30, 2025 and 2024 of $7.3 million and $13.7 million, respectively, and current projections indicate that the Company will have continued negative cash flows for the foreseeable future as it continues to fund operating expenses. Net losses incurred for the three and nine months ended September 30, 2025 were $3.1 million and $9.1 million, respectively. Net losses incurred for the three and nine months ended September 30, 2024 were $3.9 million and $14.7 million, respectively.

As of September 30, 2025, the Company’s cash and cash equivalents amounted to $7.6 million, current assets amounted to $9.8 million and current liabilities amounted to $2.6 million. At December 31, 2024, the Company’s cash and cash equivalents amounted to $14.2 million, current assets amounted to $16.8 million, and current liabilities amounted to $1.2 million.

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

The accompanying interim condensed consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024, and related information contained within the notes to the interim condensed consolidated financial statements, are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of September 30, 2025, results of operations, statement of stockholders’ equity for the three and nine months ended September 30, 2025 and 2024 and its cash flows for the nine months ended September 30, 2025 and 2024. All intercompany balances and transactions have been eliminated. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 19, 2025 (the “2024 Consolidated Financial Statements”). The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results expected for the full fiscal year or any interim period.

For the nine months ended September 30, 2025, there have been no material changes to the significant accounting policies as disclosed in Note 2 to the 2024 Consolidated Financial Statements.

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

The Company reviewed all other recently issued accounting pronouncements and has concluded they are not applicable or not expected to be significant to the accounting for its operations.

3. PROPERTY AND EQUIPMENT, NET

Property and equipment as of September 30, 2025 consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Equipment	$108	$107
Less: accumulated depreciation	(67)	(50)
Equipment, net	$41	$57

Depreciation expense for the three and nine months ended September 30, 2025 was $6,000 and $16,000, respectively. Depreciation expense for the three and nine months ended September 30, 2024 was $6,000 and $16,000, respectively.

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

The Company classified its money market funds within Level 1 because their fair values are based on their quoted market prices.

A summary of the assets that are measured at fair value as of September 30, 2025 and December 31, 2024 is as follows (in thousands):

	Fair Value Measurement at September 30, 2025
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$1,557	$1,557	$—	$—
Total	$1,557	$1,557	$—	$—

	Fair Value Measurement at December 31, 2024
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$5,926	$5,926	$—	$—
Total	$5,926	$5,926	$—	$—
(1)
Money market funds with maturities of 90 days or less at the date of purchase are included within cash and cash equivalents in the accompanying condensed consolidated balance sheets and are recognized at fair value.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Contract research and development costs	$1,017	$1,103
Research and development tax credit receivable	964	836
Prepaid insurance costs	56	590
Value-added tax refund receivable	28	45
Other	115	90
Total prepaid expenses and other current assets	$2,180	$2,664

6. LEASES

The Company has the following operating leases:

Location	Primary Use	Lease Expiration Date	Renewal Option
Copenhagen, Denmark	Corporate headquarters	November 2029	None

The Company has no finance leases and has elected to apply the short-term lease exception to all leases with durations of one year or less. Rent expense for the three and nine months ended September 30, 2025 was $5,000 and $15,000, respectively. Rent expense for the three and nine months ended September 30, 2024 was $49,000 and $192,000, respectively.

Quantitative information regarding the Company’s leases for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	2025	2024	2025	2024
Operating lease cost (in thousands)	$5	$49	$15	$192
Other Information
Operating cash flows paid for amounts included in the measurement of lease liabilities (in thousands)	$5	$50	$15	$190
Operating lease liabilities arising from obtaining right-of-use assets (in thousands)	$—	$—	$—	$—

As of September 30, 2025 and December 31, 2024, the weighted average remaining lease term for operating leases was 4.2 years and 4.9 years, respectively.

As of September 30, 2025 and December 31, 2024, the weighted average discount rate for operating leases was 8% for both periods.

Operating lease liabilities at September 30, 2025 are as follows (in thousands):

Operating
Future Lease Payments	Leases
2025 (excluding the period ended September 30, 2025)	$5
2026	20
2027	20
2028	20
2029	20
Total lease payments	85
Less: imputed interest	(13)
Total lease liabilities	$72

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Employee compensation costs	$1,229	$204
Contract research and development costs	487	117
Operating lease liabilities, current	15	12
Other liabilities	372	487
Total accrued expenses and other current liabilities	$2,103	$820

8. COMMITMENTS AND CONTINGENCIES

During the three and nine months ended September 30, 2025, there were no material changes to the Company’s commitments and contingencies as disclosed in Note 9 of the 2024 Consolidated Financial Statements. Further, the Company’s commitments related to lease agreements are disclosed in Note 6.

9. STOCKHOLDERS’ EQUITY

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

On June 18, 2025, the Company’s stockholders approved, for purposes of the Nasdaq Listing Rules, the issuance of the Company’s common stock upon conversion of the Preferred Stock (the “Stockholder Approval”). On the third business day following the Company’s receipt of the Stockholder Approval, certain outstanding shares of Preferred Stock were, subject to certain beneficial ownership limitations, automatically converted into 1,000 shares of common stock upon the conversion terms set forth in the Certificate of Designation. As a result, on June 23, 2025, 2.201 shares of Preferred Stock were automatically converted into 2,201 shares of the Company’s common stock.

Employee Equity Plans

In March 2020, the Company’s Board of Directors and stockholders approved the 2020 Stock Option and Grant Plan (“2020 Plan”). Holders of stock options under the 2020 Plan are entitled to exercise the vested portion of the stock option during the term of the grant.

In October 2020, as part of the Company’s initial public offering, the Company’s Board of Directors and stockholders approved the 2020 Equity Incentive Plan (“2020 Equity Plan”). Following the adoption of the 2020 Equity Plan, no further options are available to be issued under the 2020 Plan. Stock-based awards granted under the 2020 Equity Plan generally vest over a four-year period and expire ten years from the grant date. Shares available for grant under the 2020 Equity Plan cumulatively increase by 5% of the number of shares of common stock issued and outstanding on January 1st each year until 2030. At September 30, 2025, the Company had 174,141 shares remaining available for future grant under the 2020 Equity Plan.

The following table sets forth the activity for the Company’s stock options during the nine months ended September 30, 2025:

	Number of Options	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2024	222,079	$78.37	7.2	$—
Granted	39,440	5.38	—	—
Cancelled	(20,387)	137.39	—	—
Outstanding at September 30, 2025	241,132	$61.44	7.6	$—
Vested and expected to vest at September 30, 2025	241,132	$61.44	7.6	$—
Vested and exercisable at September 30, 2025	127,768	$106.73	6.3	$—

The weighted-average grant date fair value of all stock-based awards granted for the nine months ended September 30, 2025 was $4.24 per share. The intrinsic value at September 30, 2025 and December 31, 2024 was based on the closing price of the Company’s common stock on these dates of $3.72 and $4.65 per share, respectively.

In November 2022, the Company’s Board of Directors approved the 2022 Inducement Plan (the “Inducement Plan”), which allows for the grant of equity awards to be made to new employees where the equity award is a material inducement to an employee entering into employment with the Company. The Inducement Plan was adopted by the Company’s Board of Directors without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4). A total of 10,000 shares of the Company’s common stock have been reserved for issuance under the Inducement Plan. As of September 30, 2025, no shares have been issued under the Inducement Plan.

Restricted Stock Units

In January 2024, the Company granted 34,200 restricted stock units (“RSUs”) to its employees under the 2020 Equity Plan. The weighted average grant date fair value of the time-based RSUs was $17.75 for the year ended December 31, 2024. There were no RSUs granted during the three or nine months ended September 30, 2025. The RSUs vest 33% after one-year from the grant date and 17% every six-months thereafter, subject to continued service to the Company through the applicable vesting dates. For the three and nine months ended September 30, 2025, the Company recognized a $24,000 and $70,000 expense related to the RSUs, respectively. For the three and nine months ended September 30, 2024, the Company recognized a $99,000 and $193,000 expense related to the RSUs, respectively.

The following table sets forth the activity for the Company’s RSUs during the nine months ended September 30, 2025:

	Restricted Stock Units	Weighted- average grant date fair value
Total nonvested units at December 31, 2024	15,600	$17.75
Granted	—	—
Vested	(7,800)	17.75
Cancelled	—	—
Total nonvested units at September 30, 2025	7,800	$17.75

Stock-Based Compensation

The grant date fair value of stock-based awards vested during the nine months ended September 30, 2025 and 2024 was $589,000 and $2,955,000, respectively. Total unrecognized compensation expense related to unvested options granted under the Company’s stock-based compensation plan was $904,000 at September 30, 2025, which is expected to be recognized over a weighted average period of 2.4 years. The Company recorded stock-based compensation expense related to the issuance of stock as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$3	$70	$13	$887
General and administrative	161	611	502	2,044
Total stock-based compensation	$164	$681	$515	$2,931

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

10. INCOME TAXES

As a result of the Company’s history of net operating losses, the Company continues to maintain a full valuation allowance against its domestic net deferred tax assets. For the three months ended September 30, 2025, the Company recognized no income tax expense. For the nine months ended September 30, 2025, the Company recognized an income tax expense of $6,000. For the three and nine months ended September 30, 2024, the Company recognized an income tax expense of $7,000 and $49,000, respectively, primarily due to foreign income tax expense.

11. NET LOSS PER SHARE

Basic and diluted net loss per share is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(3,133)	$(3,883)	$(9,103)	$(14,698)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	1,327,039	1,144,978	1,323,886	1,104,849
Net loss per common share, basic and diluted	$(2.36)	$(3.39)	$(6.88)	$(13.30)

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	Nine Months Ended September 30,
	2025	2024
Stock options to purchase common stock	241,131	182,206
Restricted stock units	7,800	16,600

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

In September 2023, we announced a corporate restructuring restructuring (the “Restructuring Plan”) that resulted in a substantial reduction of our workforce and that we had initiated a process to evaluate strategic alternatives. On October 7, 2024, we announced that we had completed our strategic alternative review process and determined to focus on oncology and severe liver diseases. In connection with this announcement, we announced that we had entered into an Asset Purchase Agreement (the “Bridge Purchase Agreement”) with Bridge Medicines LLC (“Bridge Medicines”), pursuant to which we acquired global rights to Bridge Medicines’ BRM-1420 program, a novel dual ENL-YEATS and FMS-like tyrosine kinase 3 (“FLT3”) inhibitor for multiple genetic subsets of acute myeloid leukemia (“AML”), and assumed certain of Bridge Medicines’ liabilities associated with the acquired assets. As a result of the conclusion of the strategic alternatives review process and the entry into the Bridge Purchase Agreement, our focus is now on the development of GB3226 (formerly BRM-1420) and GB1211. As part of the strategic alternative review process, we determined not to further advance GB2064, our LOXL-2 inhibitor candidate.

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

GB3226

We are developing GB3226, a preclinical small molecule dual inhibitor of ENL-YEATS and FLT3 for multiple molecularly defined subsets of AML, pursuant to a license agreement with Rockefeller University. We anticipate that an ENL-YEATS/FLT3 inhibitor such as GB3226 may have the potential to address a broad portion of the AML patient population, including those with high-risk genetic mutations. For instance, preclinical models have demonstrated that GB3226 is active against mixed-lineage leukemia-rearrange (“MLLr”) (or KMT2Ar), NPM1m, and FLT3+ driven AML, and we believe that GB3226 has the potential to be further developed to become a treatment option for other high-risk genetic drivers of AML.

In September 2025, we received feedback from the FDA in response to our pre-IND submission for GB3226. The feedback was consistent with our plans to submit an IND application in the first quarter of 2026 and, subject to obtaining sufficient capital, to conduct a Phase 1trial for the treatment of patients with AML. The proposed first-in-human study is designed as an open-label, dose-escalation and expansion trial to evaluate the safety, tolerability, pharmacokinetics and preliminary efficacy of GB3226, as well as biomarker analyses, including MYC, MEIS1, HOXA9 and FLT3, to further characterize the therapeutic potential of GB3226 in adults with relapsed or refractory AML. Furthermore, the study is designed to allow potential expansion into a Phase 2 trial following completion of the Phase 1 trial and assessment of preliminary safety, pharmacokinetic, pharmacodynamic and efficacy data. We plan to activate the Phase 2 component through a protocol amendment if the data support progression and regulatory, ethics and any other requisite approvals have been obtained. We would expect initial clinical data for the Phase 1 trial to be available in 2027.

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

Preclinical Data

Bridge Medicines, prior to our acquisition of GB3226, conducted a number of preclinical in vitro and in vivo studies of GB3226 that suggest it is a potent and selective inhibitor of cell proliferation in MLLr cell lines, with durable anti-tumor activity. GB3226 has shown dose-dependent effects on key genetic drivers of leukemogenesis and maintenance, including HOXA9 and MEIS1, indicating suppression of leukemic stem cell development in the bone marrow. Reductions of blasts cells in peripheral blood, bone marrow, and spleen have been demonstrated in animal models, in addition to cell cycle arrest, differentiation of blasts, and apoptosis. Preclinical studies have shown that GB3226 is active against several molecular drivers of AML, including MLL-r, NPM1m, cKIT+, FLT3+ and TET2+. In vitro modeling of GB3226 in combination with AML standard of care therapies and menin inhibitors in several relevant cell lines showed synergistic or additive effects. GB3226 has shown a promising tolerability profile at encouraging exposure multiples in rat and dog toxicology studies performed to date. We initiated additional IND-enabling toxicology studies in August 2025. We believe that this preclinical data demonstrates GB3226’s unique dual-mechanism that promotes rapid onset (FLT3 inhibition) and duration of response (ENL-YEATS inhibition).

GB1211

GB1211 is a selective oral small molecule inhibitor of galectin-3. We believe GB1211 has the potential to treat multiple types of oncology and liver disease indications.

GALLANT-1 Trial

We enrolled a total of 13 patients in Part A of the GALLANT-1 trial (100 mg: six; 200 mg: seven). Four patients in Part A of the GALLANT-1 trial (100 mg: three; 200 mg: one) showed a partial response according to Response Evaluation Criteria in Solid Tumors (“RECIST”), criteria (version 1.1). One patient receiving GB1211 at 200 mg twice daily, alongside atezolizumab (Tecentriq®) demonstrated a sustained partial response over the course of the trial. At the 12-week mark, tumor shrinkage exceeded 70%, and this reduction was maintained throughout subsequent study visits. In accordance with local treatment guidelines, this patient was discontinued from the trial after receiving checkpoint inhibitor therapy for two consecutive years. Additionally, three of the five patients treated for at least six weeks with 100 mg of GB1211 twice daily, combined with atezolizumab, showed a partial response. We completed dosing in the extension phase of the this trial, with the final patient receiving their last dose of GB1211 in combination with atezolizumab in late October 2025. In accordance with local treatment guidelines, this patient will continue to receive checkpoint inhibitor therapy until disease progression or unacceptable toxicity. This patient, who had been treated for over 2.5 years, demonstrated tumor shrinkage exceeding 80%, consistently recorded during all study visits between week 36 and week 138. Insights from biomarker analyses from the GALLANT-1 trial revealed a trend showing that responders had increased levels of galectin-3 at baseline, and stable or decreasing galectin-3 levels during treatment. In contrast, patients with progressive disease demonstrated increasing levels of galectin-3 during treatment. This correlation suggests that the detection of galectin-3 levels could potentially be used to select and monitor patient populations.

In the seven patients who received GB1211 200 mg twice daily in combination with atezolizumab, we observed six serious adverse events, of which three of these serious adverse events were determined not to be related to either GB1211 200 mg or atezolizumab. No serious adverse events were deemed to be solely attributed to GB1211 200 mg. One case of grade 4 hypocellular bone marrow was determined to be related to both GB1211 200 mg and atezolizumab. The other two serious adverse events were autoimmune-type skin rashes (showing perivascular lymphocytic infiltrates), one of which was a grade 3 case of autoimmune pemphigus determined to be related solely to atezolizumab and the other was a grade 4 case of skin rash determined to be related to both GB1211 200 mg and atezolizumab. In the six patients who received GB1211 100 mg twice daily in combination with atezolizumab, GB1211 and atezolizumab appeared to be well-tolerated, with predominantly Grade 1 and Grade 2 treatment-emergent adverse events observed. In this cohort, we observed two serious adverse events, neither of which were determined to be related to GB1211 100 mg or atezolizumab. Importantly, we did not observe any autoimmune-type skin rashes in the 100 mg cohort.

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

Financial Overview

We will incur significant expenses relating to our development of GB3226 and GB1211. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on our advancement of these two assets, as well as partnering and/or funding additional activities in order to achieve the successful development and eventual commercialization of one or more of these product candidates. Our operations to date have been financed primarily from our initial public offering (“IPO”), the issuance of common stock through our Open Market Sale AgreementSM with Jefferies LLC, as sales agent, which provided for the issuance and sale of up to $50.0 million of our common stock from time to time in “at-the-market” offerings under a previously effective registration statement on Form S-3 and related prospectus (the “ATM Program”), and the issuance of convertible preferred shares and convertible notes. Since inception, we have had significant operating losses. Our net loss was $3.1 million and $9.1 million for the three and nine months ended September 30, 2025, respectively. Our net loss was $3.9 million and $14.7 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $286.6 million and $7.6 million in cash and cash equivalents.

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

Based on current estimates of our expenses going forward, we believe that our existing cash and cash equivalents of $7.6 million as of September 30, 2025 will be sufficient to fund the preclinical development of GB3226 into 2026, including the submission of an IND to the FDA. However, we will require substantial additional capital to finance our operations, including clinical development of any of our GB3226 and GB1211 programs. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our financial statements. We will require substantial additional capital to finance our operations, including clinical development of any of our GB3226 and GB1211 programs. These conditions raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date our financial statements are issued. We have developed plans to mitigate this risk, which primarily consist of raising additional capital through some combination of equity or convertible debt financings and/or potential new collaborations, but there can be no assurances any such financing will be available when needed, or on acceptable terms. If we are unable to secure adequate additional funding, we will need to reevaluate our operating plans and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, delay, scale back, or eliminate some or all of our development programs, relinquish rights to our intellectual property on less favorable terms than we would otherwise choose, or cease operations entirely. These actions could materially impact our business, results of operations and future prospects, and the value of shares of our common stock, and investors may lose all or a part of their investment. In addition, attempting to secure additional financing may divert the time and attention of management from day-to-day activities and distract from our discovery and product development efforts.

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

Although, to date, our business has not been materially impacted by these global economic and geopolitical conditions, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which such instability could impact our business and results of operations. The extent and duration of these market disruptions, whether as a result of the military conflicts in Iran and between Russia and Ukraine and effects of the Russian sanctions, conflict in Israel and the Gaza Strip, geopolitical tensions, volatile inflation rates, tariffs or otherwise, are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this report.

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

We have historically met the requirements to receive a tax credit in Denmark of up to $0.8 million per year for losses resulting from research and development costs of up to approximately $3.6 million per year. The tax credit is reported as a reduction to research and development expense in the condensed consolidated statements of operations. We recorded a tax credit of $0.7 and $0.8 million during the nine months ended September 30, 2025 and 2024, respectively. The credits are available the following year, in 2026 and 2025, respectively.

We have qualified for the R&D Expenditure Credit (the “RDEC”) in United Kingdom for preclinical laboratory and in-patient clinical trials. The RDEC net tax benefit is reported as a reduction to research and development expense in the consolidated statements of operations. There was no RDEC recorded during the nine months ended September 30, 2025. We recorded an overall reduction for the RDEC, net of the UK corporation tax rate of $0.1 million during the nine months ended September 30, 2024.

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

Restructuring Costs

Our restructuring costs consist primarily of expenses related to employee severance and notice period payments, benefits and related costs and other expenses, including non-cash stock-based compensation expense related to the accelerated vesting of certain share-based awards, lease commitments and legal expenses. The execution of the Restructuring Plan is substantially complete. We did not incur any restructuring costs in the three and nine month periods ended September 30, 2025.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following sets forth our results of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30,		Change
	2025	2024	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$1,416	$1,093	$323	29.6%
General and administrative	1,740	2,747	(1,007)	-36.7%
Total operating expenses	$3,156	$3,840	$(684)	-17.8%
Income (loss) from operations	(3,156)	(3,840)	684	-17.8%
Other income (loss), net	23	(36)	59	-163.9%
Income (loss) before income tax expense	(3,133)	(3,876)	743	-19.2%
Income tax expense	-	(7)	7	-100.0%
Net loss	$(3,133)	$(3,883)	$750	-19.3%

Research and development expenses

Research and development expenses were comprised of:

	Three Months Ended
	September 30,		Change
	2025	2024	Amount	Percent
	(in thousands)
Preclinical studies and clinical trial-related activities	$545	$472	$73	15.5%
Chemistry, manufacturing and control	404	88	316	359.1%
Personnel	77	248	(171)	-69.0%
Consultants and other costs	390	285	105	36.8%
Total research and development expenses	$1,416	$1,093	$323	29.6%

Research and development expenses were $1.4 million for the three months ended September 30, 2025, compared to $1.1 million for the three months ended September 30, 2024. The increase of $0.3 million was primarily related to increased chemistry, manufacturing, and control costs of $0.3 million, increased preclinical studies and clinical trial-related expenses of $0.1 million and increased consulting and other research and development costs of $0.1 million, offset by decreased personnel costs of $0.2 million.

General and administrative expenses

General and administrative expenses were $1.7 million for the three months ended September 30, 2025, compared to $2.7 million for the three months ended September 30, 2024. The decrease of $1.0 million was primarily related to decreased personnel costs of $0.6 million, decreased legal related costs of $0.2 million, and decreased other general administrative costs of $0.2 million.

Other income (expense), net

Other income (expense), net, for the three months ended September 30, 2025 was $23,000, compared to ($36,000) for the three months ended September 30, 2024. The increase of $59,000 was primarily due to decreased interest income, net, resulting from lower investable balances and decreased foreign exchange transaction loss, net.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following sets forth our results of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,		Change
	2025	2024	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$3,559	$5,390	$(1,831)	-34.0%
General and administrative	5,617	8,800	(3,183)	-36.2%
Restructuring costs	-	968	(968)	-100.0%
Total operating expenses	$9,176	$15,158	$(5,982)	-39.5%
Loss from operations	(9,176)	(15,158)	5,982	-39.5%
Other income, net	79	509	(430)	-84.5%
Loss before income tax expense	(9,097)	(14,649)	5,552	-37.9%
Income tax expense	(6)	(49)	43	-87.8%
Net loss	$(9,103)	$(14,698)	$5,595	-38.1%

Research and development expenses

Research and development expenses were comprised of:

	Nine Months Ended September 30,		Change
	2025	2024	Amount	Percent
	(in thousands)
Chemistry, manufacturing and control	$1,417	$378	$1,039	274.9%
Preclinical studies and clinical trial-related activities	1,012	1,358	(346)	-25.5%
Personnel	226	2,233	(2,007)	-89.9%
Consultants and other costs	904	1,421	(517)	-36.4%
Total research and development expenses	$3,559	$5,390	$(1,831)	-34.0%

Research and development expenses were $3.6 million for the nine months ended September 30, 2025, compared to $5.4 million for the nine months ended September 30, 2024. The decrease of $1.8 million was primarily related to decreased personnel costs of $2.0 million, decreased preclinical studies and clinical trial-related expenses of $0.3 million, and decreased consulting and other research and development costs of $0.5 million, offset by increased chemistry, manufacturing, and control costs of $1.0 million.

General and administrative expenses

General and administrative expenses were $5.6 million for the nine months ended September 30, 2025, compared to $8.8 million for the nine months ended September 30, 2024. The decrease of $3.2 million was primarily related to decreased personnel costs of $1.5 million, decreased legal related costs of $1.0 million, and decreased other general administrative costs of $0.7 million.

Restructuring costs

There were no restructuring costs for the nine months ended September 30, 2025. Restructuring costs were $1.0 million for the nine months ended September 30, 2024, primarily related to employee severance and notice period payments, benefits and related costs.

Other income (expense), net

Other income, net, for the nine months ended September 30, 2025 was $79,000, compared to $509,000 for the nine months ended September 30, 2024. The decrease of $430,000 was primarily due to decreased interest income, net, resulting from lower investable balances.

Liquidity and Capital Resources

Sources of Liquidity

Our operations to date have been financed primarily through our IPO, the issuance of common stock through our ATM Program, the issuance of convertible preferred shares and convertible notes. Since inception, we have had significant operating losses. On November 2, 2020, we completed our IPO in which we raised $86.3 million in net proceeds. During each of the three and nine months ended September 30, 2025 and 2024, we had no sales under the ATM Program.

Our net losses were $3.1 million and $9.1 million for the three and nine months ended September 30, 2025, respectively. Our net losses were $3.9 million and $14.7 million for the nine months ended September 30, 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $286.6 million and $7.6 million in cash and cash equivalents. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(7,292)	$(13,687)
Net cash provided by investing activities	—	11,650
Net cash provided by financing activities	—	—
Net decrease in cash and cash equivalents	$(7,292)	$(2,037)

Net Cash Used in Operating Activities

Cash used in operating activities of $7.3 million during the nine months ended September 30, 2025 was primarily attributable to our net loss of $9.1 million together with non-cash items of $0.6 million principally with respect to stock-based compensation and a net increase of $1.2 million in components of our working capital.

Cash used in operating activities of $13.7 million during the nine months ended September 30, 2024 was primarily attributable to our net loss of $14.7 million together with non-cash items of $3.3 million principally with respect to stock-based compensation and a net decrease of $2.3 million in components of our working capital.

Net Cash Provided by Investing Activities

We had no investing activities during the nine months ended September 30, 2025.

Cash provided by investing activities of $11.7 million during the nine months ended September 30, 2024 was the result of proceeds from the sale of marketable securities.

Net Cash Provided by Financing Activities

We had no financing activities during the nine months ended September 30, 2025 and 2024.

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

Based on current estimates of our expenses going forward, we believe that our existing cash and cash equivalents of $7.6 million as of September 30, 2025 will be sufficient to fund the preclinical development of GB3226 into 2026, including the submission of an IND to the FDA. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. These conditions raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date our financial statements are issued. We have developed plans to mitigate this risk, which primarily consist of raising additional capital through some combination of equity or convertible debt financings and/or potential new collaborations, but there can be no assurances any such financing will be available when needed, or on acceptable terms. If we are unable to secure adequate additional funding, we will need to reevaluate our operating plans and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, delay, scale back or eliminate some or all of our development programs, relinquish rights to our intellectual property on less favorable terms than we would otherwise choose, or cease operations entirely. These actions could materially impact our business, results of operations and future prospects and the value of shares of our common stock, and investors may lose all or a part of their investment. In addition, attempting to secure additional financing may divert the time and attention of management from day-to-day activities and distract from our discovery and product development efforts. If our available cash resources are insufficient to fund our expenses and the development of our product candidates and/or completion of a transaction identified above, we may implement further cost reduction and other cash-focused measures to manage liquidity, and we may pursue a plan of liquidation or dissolution or seek bankruptcy protection. If we decide to cease operations and dissolve and liquidate our assets, it is unclear to what extent we would be able to pay our obligations. In such a circumstance and in light of our current liquidity position, it is unlikely that cash would be available for distribution to stockholders.

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

The fair value of our awards in the nine months ended September 30, 2025 has been estimated using Black-Scholes based on the following assumptions: expected term of 5.9 years; expected volatility of 95.9%; risk-free interest rate of 4.4%; and no expectation of dividends. The fair value of our awards in the nine months ended September 30, 2024 has been estimated using Black-Scholes based on the following assumptions: expected term of 5.3 years; expected volatility of 99.3%; risk-free interest rate of 4.2%; and no expectation of dividends.

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

Recently Adopted Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our consolidated financial statements for the nine months ended September 30, 2025 and 2024 appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

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

As of September 30, 2025, $82.1 million of the net proceeds from our IPO have been used for general working capital purposes, including the funding of our clinical development programs. We have invested the unused net proceeds from the offering in money market accounts and marketable debt securities. We expect to use the net proceeds from the offering described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 30, 2020, to fund our clinical development programs, including GB3226 and GB1211.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended September 30, 2025, none of our officers or directors adopted, modified or terminated any such trading arrangements.

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

Galecto, Inc.

Date: November 6, 2025	By:	/s/ Hans T. Schambye
Hans T. Schambye, M.D., Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Lori Firmani
Lori Firmani
Interim Chief Financial Officer (Principal Financial and Accounting Officer)