Form 10-Q
period 2026-03-31
Damora Therapeutics, Inc.
filed 2026-05-12
CIK 1800315

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-39655

DAMORA THERAPEUTICS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	37-1957007
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

221 Crescent Street Building 23, Suite 105 Waltham, MA 02453	02453
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 281-9020

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	DMRA	The Nasdaq Capital Market

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

The number of shares of registrant’s common stock outstanding as of May 11, 2026 was 61,553,194.

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

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, the reasons described elsewhere in this Quarterly

ii

Report on Form 10-Q and those set forth in Part I, Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current view with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, industry, and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, “we,” “us,” “our,” “Damora,” and the “Company” refer to Damora Therapeutics, Inc. and, where appropriate, its consolidated subsidiaries.

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

iii

DAMORA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2026	2025
Assets	(unaudited)
Current assets
Cash and cash equivalents	$532,899	$257,624
Prepaid expenses and other current assets	2,509	2,799
Total current assets	535,408	260,423
Other assets, noncurrent	34	104
Total assets	$535,442	$260,527
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$819	$444
Accrued expenses and other current liabilities	5,997	2,401
Paramora warrant obligation	4,984	—
Related party accounts payable and other current liabilities	12,012	17,221
Total current liabilities	23,812	20,066
Other liabilities, noncurrent	27	81
Total liabilities	$23,839	$20,147
Commitments and contingencies (Note 11)
Mezzanine equity
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized at March 31, 2026 and December 31, 2025; 159 shares issued and outstanding as of March 31, 2026 and December 31, 2025	1,341	1,341
Stockholders’ equity
Series B non-voting convertible preferred stock, par value of $0.00001 per share; 16,366 shares authorized at March 31, 2026 and December 31, 2025; 16,366 shares issued and outstanding as of March 31, 20216 and December 31, 2025	117,621	117,621
Series C non-voting convertible preferred stock, par value of $0.00001 per share; 43,882 shares authorized at March 31, 2026 and December 31, 2025; 1,877 and 43,882 shares issued and outstanding as of March 31, 2026 and December 31, 2025	13,490	297,291
Common stock, par value of $0.00001 per share; 500,000,000 shares authorized at March 31, 2026 and 300,000,000 shares authorized at December 31, 2025; 60,303,212 and 1,597,321 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1	—
Additional paid-in capital	893,542	310,688
Accumulated deficit	(515,146)	(487,363)
Accumulated other comprehensive income	754	802
Total stockholders’ equity	511,603	240,380
Total liabilities and stockholders’ equity	$535,442	$260,527

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Damora Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses
Research and development	$23,777	$678
General and administrative	7,034	1,921
Total operating expenses	30,811	2,599
Loss from operations	(30,811)	(2,599)
Other income (expense), net
Interest income, net	3,070	74
Foreign exchange transaction gain (loss), net	—	(6)
Total other income, net	3,070	68
Loss before income tax expense	(27,741)	(2,531)
Income tax expense	(42)	(2)
Net loss	$(27,783)	$(2,533)

Net loss per share, basic and diluted, Series B Preferred Stock	$(353.72)	$—
Weighted-average Series B non-voting convertible preferred stock outstanding, basic and diluted	16,366	—

Net loss per share, basic and diluted, Series C Preferred Stock	$(33.07)	$—
Weighted-average Series C non-voting convertible preferred stock outstanding, basic and diluted	20,079	—

Net loss per share, basic and diluted, common stock	$(0.62)	$(1.92)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	34,299,182	1,322,011
Other comprehensive (loss) income, net of tax
Currency translation (loss) gain	$(48)	$203
Other comprehensive (loss) income, net of tax	(48)	203
Total comprehensive loss	$(27,831)	$(2,330)

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Damora Therapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Mezzanine Equity		Stockholders’ Equity
	Preferred Stock		Series B Non-Voting Convertible Preferred Stock		Series C Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2024	161	1,360	—	—	—	—	1,316,989	—	291,898	(277,524)	97	15,831
Stock-based compensation expense	—	—	—	—	—	—	—	—	179	—	—	179
Issuance of common stock in connection with vesting of restricted stock units	—	—	—	—	—	—	5,370	—	29	—	—	29
Other comprehensive income, net	—	—	—	—	—	—	—	—		—	203	203
Net loss	—	—	—	—	—	—	—	—	—	(2,533)	—	(2,533)
Balance at March 31, 2025	161	$1,360	—	$—	—	$—	1,322,359	$—	$292,106	$(280,057)	$300	$13,709

	Mezzanine Equity		Stockholders’ Equity
	Preferred Stock		Series B Non-Voting Convertible Preferred Stock		Series C Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2025	159	1,341	16,366	117,621	43,882	297,291	1,597,321	—	310,688	(487,363)	802	240,380
Stock-based compensation expense									3,134			3,134
Conversion of Series C Preferred Stock issued in connection with the asset acquisition of Damora Therapeutics, Inc	—	—	—	—	(2,364)	(16,990)	2,364,000	—	16,990	—	—	—
Stockholder approval of the issuance of common stock upon conversion of Series C non-voting convertible preferred stock	—	—	—	—	(39,641)	(266,811)	39,641,000	1	266,810	—	—	—
Issuance of common stock in connection with offering, net of issuance costs of $20,753	—	—	—	—	—	—	16,644,737	—	295,497	—	—	295,497
Forfeiture of shares	—	—	—	—	—	—	(9,638)	—	—	—	—	—
Issuance of common stock in connection with vesting of restricted stock units	—	—	—	—	—	—	5,292	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	60,500	—	423	—	—	423
Other comprehensive income, net	—	—	—	—	—	—	—	—	—	—	(48)	(48)
Net loss	—	—	—	—	—	—	—	—	—	(27,783)	—	(27,783)
Balance at March 31, 2026	159	$1,341	16,366	$117,621	1,877	$13,490	60,303,212	$1	$893,542	$(515,146)	$754	$511,603

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Damora Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(27,783)	$(2,533)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation of equipment	5	5
Stock-based compensation	3,134	179
Issuance of common stock in connection with vesting of restricted stock units	—	29
Amortization of right of use lease asset	63	3
Accretion of lease liability	—	1
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	290	(323)
Other assets, noncurrent	—	(151)
Accounts payable	375	(23)
Accrued expenses and other current liabilities	3,597	377
Paramora warrant obligation	4,984	—
Related party accounts payable and other current liabilities	(5,209)	—
Other liabilities, noncurrent	(54)	(3)
Net cash used in operating activities	$(20,598)	$(2,439)
Cash flows from financing activities
Proceeds from issuance of stock in connection with offering, net of issuance costs	295,497	—
Proceeds from issuance of common stock in connection with stock option exercise	424	—
Net cash provided by financing activities	$295,921	$-
Net increase (decrease) in cash and cash equivalents	$275,323	$(2,439)
Effect of exchange rate changes on cash and cash equivalents	(48)	203
Cash and cash equivalents, beginning of year	257,624	14,175
Cash and cash equivalents, end of year	$532,899	$11,939
Supplemental disclosures of cash flow information:
Cash paid for taxes	$-	$2

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Damora Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

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

As of March 31, 2026, the Company’s wholly owned subsidiaries were PharmAkea, Inc., a Delaware corporation (“PharmAkea”), Damora Securities Corporation, a Massachusetts corporation, Damora Therapeutics, LLC, a Delaware limited liability company, and Galecto Biotech AB, a Swedish company. Galecto Biotech ApS, a Danish operating company, is a wholly-owned subsidiary of Galecto Biotech AB.

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

On February 10, 2026, we also entered into an underwriting agreement with certain underwriters to issue and sell 16,644,737 shares of Common Stock, which included the full exercise by the underwriters of their option to purchase an additional 2,171,052 shares, at a public offering price of $19.00 per share. The underwritten offering closed on February 12, 2026. The net proceeds from this offering were approximately $295.5 million, after deducting underwriting discounts and commissions and expenses of the offering of $20.8 million.

Following a review of the Company’s product candidate portfolio in March 2026, the Company has determined to focus on its mutant forms of the calcium binding protein calreticulin (“mutCALR”) portfolio to address the full mutCALR myeloproliferative neoplasm (“MPN”) disease spectrum and has deprioritized continued development of GB3226.

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

As of March 31, 2026, the Company had an accumulated deficit of $515.1 million, from recurring losses since inception in 2011. The Company has incurred recurring losses and has not generated revenue as no products have obtained the necessary regulatory approval in order to market products. The Company expects to continue to incur losses as a result of costs and expenses related to the Company’s clinical development and corporate general and administrative activities. The Company had negative cash flows from operating activities during the three months ended March 31, 2026 and 2025 of $20.6 million and $2.4 million, respectively, and current projections indicate that the Company will have continued negative cash flows for the foreseeable future as it continues to fund operating expenses. Net losses incurred for the three months ended March 31, 2026 and 2025 amounted to $27.8 million and $2.5 million, respectively.

At March 31, 2026, the Company’s cash and cash equivalents amounted to $532.9 million, current assets amounted to $535.4 million and current liabilities amounted to $23.8 million. At December 31, 2025, the Company’s cash and cash equivalents amounted to $257.6 million, current assets amounted to $260.4 million and current liabilities amounted to $20.1 million.

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

The accompanying interim condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025, and related information contained within the notes to the interim condensed consolidated financial statements, are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of March 31, 2026, results of operations, statement of stockholders’ equity for the three months ended March 31, 2026 and 2025 and its cash flows for the three months ended March 31, 2026 and 2025. All intercompany balances and transactions have been eliminated. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2026 (the “2025 Consolidated Financial Statements”). The results for the three months ended March 31, 2026 are not necessarily indicative of the results expected for the full fiscal year or any interim period.

For the three months ended March 31, 2026, there have been no material changes to the significant accounting policies as disclosed in Note 2 to the 2025 Consolidated Financial Statements.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, contingent consideration and the valuation of stock-based awards. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s financial statement presentation.

Recently adopted accounting standards

On December 14, 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 amends ASC 740, Income Taxes to expand income tax disclosures and requires that the Company disclose (i) the income tax rate reconciliation using both percentages and reporting currency amounts; (ii) specific categories within the income tax rate reconciliation; (iii) additional information for reconciling items that meet a quantitative threshold; (iv) the composition of state and local income taxes by jurisdiction; and (v) the amount of income taxes paid disaggregated by jurisdiction. The Company adopted ASU 2023-09 for the year ended December 31, 2025 on a prospective basis. See Note 14 Income Taxes to the 2025 Consolidated Financial Statements in the Form 10-K for additional information.

Recently issued accounting standards

The Company reviewed all other recently issued accounting pronouncements and have concluded they are not applicable or not expected to be significant to the accounting for its operations.

3. RELATED PARTY TRANSACTIONS

Paragon Therapeutics, Inc. and Paramora Holding LLC

Paragon Therapeutics, Inc. (“Paragon”) and Paramora Holding LLC (“Paramora”) each beneficially own less than 5% of the Company’s capital stock through their respective holdings of Common Stock. Fairmount Funds Management LLC (“Fairmount”) beneficially owns more than 5% of the Company’s capital stock on an as-converted basis, has three seats on the board of directors and beneficially owns more than 5% of Paragon. Fairmount appointed Paragon’s board of directors and has the contractual right to approve the appointment of any executive officers. Paramora is an entity formed by Paragon as a vehicle to hold equity in Pre-Acquisition Damora (and, as a result of the Asset Acquisition, the Company) in order to share profits with certain employees of Paragon.

In connection with the Asset Acquisition, the Company received the option to license certain intellectual property rights related to certain research programs (collectively, the “Option”), pursuant to the Antibody Discovery and Option Agreement, dated as of October 7, 2025, by and among Paragon, Paramora and Pre-Acquisition Damora (the “Paragon Option Agreement”). Under the Paragon Option Agreement, Pre-Acquisition Damora (and, as a result of the Asset Acquisition, the Company) is obligated to compensate Paragon for its services performed under each research program based on the actual costs incurred with mark-up costs pursuant to the terms of the Paragon Option Agreement. The Company is also obligated under the Paragon Option Agreement to issue Paramora annual equity grants in accordance with the Paramora Warrant Obligation (as defined below).

On December 8, 2025, the Company exercised the Option available under the Paragon Option Agreement with respect to the DMR-001 research program, and expects to enter into the DMR-001 License Agreement.

Following the execution of the DMR-001 License Agreement, the Company will be obligated to pay Paragon up to $22.0 million upon the achievement of specific development, regulatory and clinical milestones for the first product under each agreement, respectively, that achieves such specified milestones. The Company expects to be obligated to make a milestone payment of $2.5 million upon the first dosing of a human patient in a Phase 1 trial.

For the three months ended March 31, 2026, the Company recognized expenses related to services provided by Paragon subsequent to the Asset Acquisition totaling $17.0 million, which included $5.0 million of stock-based compensation expense related to the Paramora Warrant Obligation, and were recorded as research and development expenses in the consolidated statements of operations. As of March 31, 2026, $12.0 million was unpaid and was included in Related party accounts payable and other current liabilities on the Company’s consolidated balance sheets.

For the three months ended March 31, 2026, the Company made cash payments totaling $17.2 million to Paragon.

	For the Three Months Ended March 31,
	2026	2025
Reimbursable costs under the Paragon Option Agreement	$12.0	$—
Amortized cost of Paramora warrant obligation	$5.0	$—

Paramora warrant obligation

Pursuant to the Paragon Option Agreement, the Company agreed to issue Paramora an annual equity grant of warrants, on the last business day of each of the years ended December 31, 2025 and December 31, 2026, to purchase 1% of the then outstanding shares of the Company's Common Stock, on a fully diluted basis, during the term of the Paragon Option Agreement. See Note 4 and Note 9 for additional information on the Paramora Warrant Obligation.

The following is the summary of Related party accounts payable and other current liabilities (in millions):

	March 31, 2026	December 31, 2025
Related party accounts payable and other current liabilities	$12.0	$17.2
Paramora warrant obligation	$5.0	$—

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

A summary of the assets that are measured at fair value as of March 31, 2026 and December 31, 2025 is as follows (in thousands):

	Fair Value Measurement at March 31, 2026
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$202,396	$202,396	$—	$—
Total	$202,396	$202,396	$—	$—

Liabilities:
Paramora warrant obligation	$4,984	$—	$4,984	$—
Total	$4,984	$—	$4,984	$—

	Fair Value Measurement at December 31, 2025
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$200,628	$200,628	$—	$—
Total	$200,628	$200,628	$—	$—

(1)
Money market funds with maturities of 90 days or less at the date of purchase are included within cash and cash equivalents in the accompanying consolidated balance sheets and are recognized at fair value.

Paramora warrant obligation

The Paramora Warrant Obligation is considered a Level 2 liability based on observable market data for substantially the full term of the liability. The Paramora Warrant Obligation is measured each period using a Black-Scholes model to estimate the fair value of the option grant. Changes in the fair value of the Paramora Warrant Obligation are recorded as stock-based compensation within Research and development expenses for non-employees who provided pre-clinical development services.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Contract research and development costs	$1,205	$1,198
Research and development tax credit receivable	854	875
Prepaid insurance costs	410	577
Value-added tax refund receivable	40	24
Other	—	125
Total prepaid expenses and other current assets	$2,509	$2,799

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Employee compensation costs	$962	$442
Contract research and development costs	3,373	277
Legal costs	341	587
Other current liabilities	1,321	1,095
Total accrued expenses and other current liabilities	$5,997	$2,401

7. COMMITMENTS AND CONTINGENCIES

During the three months ended March 31, 2026, there were no material changes to the Company’s commitments and contingencies as disclosed in Note 11 of the 2025 Consolidated Financial Statements.

8. STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 500,000,000 shares of Common Stock, and 10,000,000 shares of preferred stock, of which 200 shares were designated as Series A non-voting convertible preferred stock, par value $0.00001 per share (the “Series A Preferred Stock”), 16,366 shares were designated as Series B Preferred Stock, and 43,882 shares were designated as Series C Preferred Stock.

As of December 31, 2025 and March 31, 2026, no Common Stock dividends had been declared by the board of directors. As of March 31, 2026, there were 159 shares of Series A Preferred Stock, 16,366 shares of Series B Preferred Stock and 1,877 shares of Series C Preferred Stock issued and outstanding.

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

On February 10, 2026, the Company entered into a sales agreement (the “ATM Agreement”), pursuant to which it may sell, from time-to-time, shares of Common Stock under an ATM offering program for up to $150.0 million. For the three months ended March 31, 2026, the Company did not make any sales under the ATM offering program and had $150.0 million in remaining capacity under the ATM offering program.

On February 10, 2026, the Company also entered into an underwriting agreement with certain underwriters to issue and sell 16,644,737 shares of Common Stock, which included the full exercise by the underwriters of their option to purchase an additional 2,171,052 shares, at a public offering price of $19.00 per share. The underwritten offering closed on February 12, 2026. The net proceeds from this offering were approximately $295.5 million, after deducting underwriting discounts and commissions and expenses of $20.8 million.

Paramora warrants

The Company settled its 2025 obligations under the Paramora Warrant Obligation by issuing Paramora warrants to purchase 628,302 shares of Common Stock, with a per share exercise price equal to $23.01. As of March 31, 2026, none of the warrants issued under the Paramora Warrant Obligation have been exercised. See Note 4 for additional information on the Paramora Warrant Obligation.

Common stock

Holders of Common Stock are entitled to one vote for each share of Common Stock held of record for the election of directors and on all matters submitted to a vote of stockholders. A majority vote of the holders of Common Stock is generally required to take action under our amended and restated certificate of incorporation, as amended, and amended and restated by-laws, as amended. Holders of Common Stock are entitled to receive dividends ratably, if any, as may be declared by our board of directors out of legally available funds, subject to any preferential dividend rights of any preferred stock then outstanding. Upon our dissolution, liquidation or winding up, holders of Common Stock are entitled to share ratably in our net assets legally available after the payment of all our debts and other liabilities, subject to the preferential rights of any preferred stock then outstanding. Holders of Common Stock have no preemptive, subscription, redemption or conversion rights and no sinking fund provisions are applicable to Common Stock. The rights, preferences and privileges of holders of Common Stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock that we have designated or may designate and issue in the future.

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

Series A preferred stock

The Company has designated 200 shares of Series A Preferred Stock. As of March 31, 2026, 159 shares of Series A Preferred Stock were issued and outstanding. The Series A Preferred Stock is classified as mezzanine equity (temporary equity) because it is convertible at the option of the holder and contains provisions that could require the Company to issue a variable number of shares of Common Stock.

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

Series B preferred stock

In connection with the Asset Acquisition completed on November 10, 2025, the Company issued 16,366 shares of Series B Preferred Stock. As of March 31, 2026, 16,366 shares of Series B Preferred Stock were issued and outstanding. The Series B Preferred Stock is classified within permanent stockholders’ equity.

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

The Series B Preferred Stock does not have general voting rights; however, for so long as at least 30% of the originally issued Series B Preferred Stock remains outstanding, the Company may not, without the affirmative vote of a majority of the then-outstanding Series B shares: (i) consummate a Fundamental Transaction (as defined) or a merger or consolidation resulting in a change of control; (ii) increase the size of the board of directors; (iii) adopt, amend, or repeal certain corporate authority policies unless approved unanimously by the board of directors; or (iv) replace the Company’s registered independent public accounting firm, independent compensation consultant, or corporate counsel. The Series B Preferred Stock has no liquidation preference. Dividends, if declared on Common Stock, are payable to holders of Series B Preferred Stock on an as-if-converted basis.

Series C preferred stock

In connection with the Asset Acquisition and a concurrent PIPE transaction completed in November 2025, the Company issued 43,882 shares of Series C Preferred Stock in aggregate (4,241 shares in the Asset Acquisition and 39,641 shares in the PIPE). As of March 31, 2026, 1,877 shares of Series C Preferred Stock were issued and outstanding. The Series C Preferred Stock is classified within permanent stockholders’ equity.

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

9. STOCK-BASED COMPENSATION

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

In October 2020, the Company’s board of directors and stockholders approved the 2020 Equity Incentive Plan (“2020 Equity Plan”). Following the adoption of the 2020 Equity Plan, no further equity awards were issued under the 2020 Plan. Stock-based awards granted under the 2020 Equity Plan generally vest over a four-year period and expire ten years from the grant date.

In November 2022, the Company’s board of directors approved the 2022 Inducement Plan (the “Inducement Plan”), which allows for the grant of equity awards to be made to new employees where the equity award is a material inducement to an employee entering into employment with the Company. The Inducement Plan was adopted by the Company’s board of directors without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4). In December 2025, the Company’s board of directors approved an increase of 7,990,000 shares of Common Stock reserved for issuance under the Inducement Plan. A total of 8,000,000 shares of the Common Stock have been reserved for issuance under the Inducement Plan, and 4,031,947 shares of Common Stock remain available for grant as of March 31, 2026. During the three months ended March 31, 2026, 2,700,513 options were granted under the Inducement Plan at a weighted average exercise price of $24.34. The weighted average remaining contractual terms for the shares is 10 years. No equity grants were issued under the Inducement Plan during the three months ended March 31, 2025.

In February 2026, the Company’s stockholders approved the 2026 Equity Incentive Plan (“2026 Equity Plan”). Following the adoption of the 2026 Equity Plan, no further equity awards will be issued under the 2020 Equity Plan. The initial share pool under the 2026 Equity Plan was 9,299,832 shares of Common Stock, subject to certain adjustments in the event of a change in the Company’s capitalization. Stock-based awards granted under the 2026 Equity Plan generally vest over a four-year period and expire ten years from the grant date. Shares available for grant under the 2026 Equity Plan cumulatively increase by 5% of the number of shares of Common Stock issued and outstanding on January 1st each year until 2035. At March 31, 2026, the Company had 8,863,267 shares available for future grant under the 2026 Equity Plan.

In February 2026, the Company's stockholder adopted the 2026 Employee Stock Purchase Plan (the “2026 ESPP”). The number of shares of our common stock reserved for issuance under the 2026 ESPP is equal to 619,989 subject to an annual increase, to be added on the first day of each fiscal year, beginning January 1, 2027, equal to the lesser of (1) 1% of the number of shares of common stock outstanding on the first day of such fiscal year; (2) 1,000,000 shares of our common stock; or (3) such other amount as determined by our Board. As of March 31, 2026, the Company had not issued any shares under the 2026 ESPP.

The following table sets forth the activity for the Company’s stock options during the periods presented:

	Number of Options	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2025	983,375	$28.38	9.2	8,477,387
Granted	3,137,078	$24.16	—	—
Exercised	(60,500)	$7.00	—	—
Cancelled	(14,138)	$79.24	—	—
Outstanding at March 31, 2026	4,045,815	$24.25	9.6	$11,421,580
Vested and expected to vest at March 31, 2026	4,045,815	$24.25	9.6	$11,421,580
Vested and exercisable at March 31, 2026	2,033,579	$25.33	9.3	$10,483,127

The weighted-average grant date fair value of all stock options granted during the three months ended March 31, 2026 was $19.79. The intrinsic value at March 31, 2026 and December 31, 2025 is based on the closing price of the Common Stock on that date of $25.90 and $23.01 per share, respectively.

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

	For the Three Months Ended March 31,
	2026	2025
Risk-free interest rate	4.0%	4.5%
Expected term (in years)	7.0	6.0
Expected volatility	101.6%	95.3%
Expected dividend yield	0.0%	0.0%

Paramora warrant obligation

On November 10, 2025, in connection with the Asset Acquisition, the Company assumed the Paramora Warrant Obligation which provided for an annual equity grant of warrants for Paramora to purchase 1% of the then outstanding shares of Common Stock, on a fully diluted basis, on the last business day of each calendar year during the term of the Paragon Option Agreement, at the fair market value determined by the board of directors of the Company. The Company determined that the 2025 and 2026 grants are two separate grants, as there would be no obligation for the 2026 grant had the Company exercised or terminated all of the options under the Paragon Option Agreement prior to December 31, 2026. The service inception period for the grant precedes the grant date, with the full award being vested as of the grant date with no post-grant date service requirement.

As of March 31, 2026, the pro-rated estimated fair value of the warrants to be granted on December 31, 2026, was approximately $20.2 million. For the three months ended March 31, 2026, $5.0 million was recognized as stock compensation expense related to the amortized expense of the Paramora Warrant Obligation. There was no similar expense for the three months ended March 31, 2025. As of March 31, 2026, the unamortized expense related to the Paramora Warrant Obligation was $15.2 million.

The following table summarizes the assumptions used in calculating the fair value of the warrant obligation for the three months ended March 31, 2026:

For the Three Months Ended March 31,
2026
Expected volatility	106.2%
Expected term (in years)	10.0
Risk-free interest rate	4.3%
Expected dividend yield	0.0%

The Company settled its 2025 obligations under the Paramora Warrant Obligation by issuing Paramora warrants to purchase 628,302 shares of Common Stock, less the $23.01 per share exercise price of each warrant. As of March 31, 2026, none of the warrants issued under the Paramora Warrant Obligation have been exercised.

Restricted stock units

In January 2024, the Company granted 34,200 restricted stock units (“RSUs”) to its employees under the 2020 Equity Plan. The weighted average grant date fair value of the time-based RSUs was $23.75 for the three months ended March 31, 2026. The RSUs vest 33% after one-year from the grant date and 17% every six-months thereafter, subject to continued service to the Company through the applicable vesting dates. For the three months ended March 31, 2026 and 2025, the Company recognized $0.7 million and $23,000 in expense related to the RSUs.

The following table sets forth the activity for the Company’s RSUs during the periods presented:

	Restricted Stock Units	Weighted- average grant date fair value
Total nonvested units at December 31, 2025	7,800	$17.75
Granted	955,005	$23.75
Vested	(5,292)	$17.75
Total nonvested units at March 31, 2026	957,513	$23.73

Stock-based compensation

The grant date fair value of stock awards vested during the three months ended March 31, 2026 and 2025 was $3.2 million and $0.2 million, respectively. Total unrecognized compensation expense related to unvested options granted under the Company’s stock-based compensation plan was $97.1 million at March 31, 2026, which is expected to be recognized over a weighted average period of 9.6 years. The Company recorded stock-based compensation expense related to the issuance of stock as follows (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Research and development (1)	$6,286	$5
General and administrative	1,832	174
Total Stock-based compensation	$8,118	$179

(1) For the three months ended March 31, 2026, $5.0 million, was recognized as stock compensation expense related to the Paramora Warrant Obligation. There were no such expenses for the three months ended March 31, 2025.

10. INCOME TAXES

As a result of the Company's history of net operating losses (“NOLs”), the Company continues to maintain a full valuation allowance against its domestic net deferred tax assets. For the three months ended March 31, 2026 and 2025, the Company recognized an income tax expense of $42,000 and $2,000.

11. NET LOSS PER SHARE

Basic and diluted net loss per share of Common Stock, Series B Preferred Stock and Series C Preferred Stock is calculated as follows (in thousands except share and per share amounts):

	For the Three Months Ended March 31, 2026
	Series B Preferred Stock	Series C Preferred Stock	Common Stock
Net loss per share, basic and diluted:
Numerator
Allocation of losses	$(5,789)	$(664)	$(21,330)
Denominator
Weighted-average shares outstanding	16,366	20,079	34,299,182
Net loss per share, basic and diluted	$(353.72)	$(33.07)	$(0.62)

	For the Three Months Ended March 31, 2025
	Series B Preferred Stock	Series C Preferred Stock	Common Stock
Net loss per share, basic and diluted:
Numerator
Allocation of losses	$—	$—	$(2,533)
Denominator
Weighted-average shares outstanding	—	—	1,322,011
Net loss per share, basic and diluted	$—	$—	$(1.92)

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	For the Three Months Ended March 31,
	2026	2025
Stock options to purchase Common Stock	4,045,815	236,092
Restricted stock units	957,513	10,452
Outstanding Paramora warrants	628,302	—

12. SEGMENT REPORTING

The Company has one reportable and one operating segment and manages its business activities primarily in the United States on a consolidated basis. The Company’s singular focus is on the development of its mutCALR portfolio to address the full mutCALR myeloproliferative neoplasm disease spectrum. All of the Company’s tangible assets are held in the United States.

The chief operating decision maker (the “CODM”) is its chief executive officer, or in the absence of a chief executive officer, its chief operating officer. The CODM assesses performance for the Company and decides how to allocate resources based on net loss as reported on the consolidated statements of operations. The annual budgeting process is the primary mechanism used to make these decisions. The financial information also helps in making performance assessments using budgeted versus actual results.

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

In May 2026, the Company sold an aggregate of 1,240,040 shares of Common Stock under the ATM offering program to a single institutional investor at a price per share of $24.16 resulting in net proceeds of $29.4 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report for the quarterly period ended March 31, 2026 (this "Quarterly Report") as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "Annual Report") filed with the U.S. Securities and Exchange Commission (the "SEC") on March 19, 2026. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our expected results, outcomes, and the timing of these results and outcomes, plans, objectives, expectations, intentions and projections. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results and the timing of selected events could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. As used in this report, unless the context suggests otherwise, “we”, “us”, “our”, “the Company,” or “Damora” refers to Damora Therapeutics, Inc. and its consolidated subsidiaries taken as a whole.

Acquisition of Pre-Merger Damora

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

Through the Asset Acquisition, we received the option to license certain intellectual property rights related to certain research programs (collectively, the "Option"), pursuant to the Antibody Discovery and Option Agreement, dated as of October 7, 2025, by and among Paragon Therapeutics, Inc. (“Paragon”), Paramora Holding LLC (“Paramora”) and Pre-Acquisition Damora (the “Paragon Option Agreement”). On December 8, 2025, we exercised the Option with respect to one of these research programs to be granted an exclusive license to all of Paragon's rights, title and interest in and to intellectual property rights, including inventions, patents, sequence information and results, under DMR-001, our first mutant forms of the calcium binding protein calreticulin (“CALR,” which are collectively known as “mutCALR”) targeting product candidate, to develop and commercialize antibodies and products worldwide in all therapeutics disorders. On April 28, 2026, we exercised the Option under the Paragon Option Agreement to be granted an exclusive license to all of Paragon’s rights, title and interest in and to intellectual property rights, including inventions, patents, sequence information and results, under DMR-002, our second mutCALR targeting product candidate, to develop and commercialize antibodies and products worldwide in all therapeutics disorders. We also have the option to license exclusive worldwide development and commercialization rights from Paragon of DMR-003, a mutCALR and CD-3-targeting product candidate, pursuant to the Paragon Option Agreement. See the section titled “Paragon Option Agreement” in this Quarterly Report for more discussion about the Paragon Option Agreement. Pursuant to the Paragon Option Agreement, we have engaged Paragon to execute a mutually agreed research plan for DMR-001, DMR-002, and DMR-003 aimed at producing potential product candidates to be licensed for further development, manufacture and commercialization by us. The research plan activities performed by Paragon are overseen by a joint development committee comprised of our employees and employees of Paragon.

Overview

We are a biopharmaceutical company developing therapies for the treatment of hematologic disorders. In our previously announced Asset Acquisition, we bolstered our pipeline with the addition of three product candidates designed to treat myeloproliferative neoplasms (“MPNs”), a group of related, chronic disorders of the bone marrow.

These candidates leverage multiple distinct antibody mechanisms to target mutCALR, and together have the potential to address the full spectrum of patients with mutCALR-driven MPNs, regardless of mutation type, disease subtype or disease severity. Combined with proprietary antibody design features enabling high potency across CALR mutation types and extended half-life supporting convenient subcutaneous administration, we believe each asset profile has best-in-class potential. Our portfolio of mutCALR targeted therapies includes:

•
DMR-001, an Fc-null antibody designed to block mutCALR-mediated oncogenic signaling, without engaging the immune system's effector functions.
•
DMR-002, an afucosylated antibody designed to enhance antibody-dependent cellular cytotoxicity and amplify natural immune killing of malignant cells.
•
DMR-003, a bi-specific T-cell engager antibody designed to recruit and direct T-cell-mediated killing of malignant cells.

Beginning with our lead asset DMR-001, we are developing these candidates for the treatment of essential thrombocythemia (“ET”), an MPN associated with the overproduction of platelets, and myelofibrosis (“MF”), an MPN involving the overproliferation of blood cells and deposition of fibrous material in the bone marrow and spleen. Approximately 25% and 35% of cases of ET and MF, respectively, are caused by mutCALR rather than mutations in Janus-associated kinase 2 (“JAK2”). In contrast to marketed therapies for ET and MF, DMR-001 is designed to selectively target cells that express mutCALR while avoiding the adverse effects associated with non-specific cytoreductive drugs. Furthermore, DMR-001 was designed to have increased affinity, potency and a prolonged half-life when compared with other antibodies in development that target mutCALR. We believe that the potential combination of increased clinical activity and improved pharmacokinetics of DMR-001 positions it as a potential best-in-class therapy for ET and MF. We intend to make our first regulatory submissions enabling the start of clinical development for DMR-001 and DMR-002 in mid-2026 and the second half of 2026, respectively, and for DMR-003 in 2027.

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

The expected combination of increased clinical activity and longer half-life is predicted to enable the delivery of sufficient amounts of DMR-001 via subcutaneous injection to match and potentially exceed the reported efficacy of INCA033989 that was intravenously administered in Incyte Corporation’s (“Incyte”) Phase 1 trial. We believe such a subcutaneous formulation is critically important because it provides a more convenient dosing option for ET and MF patients, most of whom have a long life expectancy after diagnosis and thus require long-term treatment. We intend to make our first regulatory submission enabling the start of clinical development for DMR-001 in mid-2026 and initiate a global Phase 1/1b trial in ET and MF patients with a subcutaneous formulation thereafter, subject to regulatory approval, with two proof-of-concept readouts expected beginning mid-2027. The Phase 1/1b trial is designed to rapidly identify a recommended dose and initiate expansion cohorts in multiple ET and MF patient populations, leveraging an adaptive Bayesian design enabling enrichment, dose escalation in a combined ET and MF population, and an expected starting dose near anticipated therapeutic exposure. Subject to the results of this Phase 1/1b trial, we plan to initiate Phase 3 development of DMR-001 as early as mid-2028.

Our Strategy

Our goal is to develop potential best-in-class therapies to treat a range of hematologic disorders, including MPNs such as ET and MF. Our strategy to achieve this is as follows:

• Initiate clinical development of DMR-001. Our preclinical results have shown that DMR-001 has improved potency and pharmacokinetics compared to a reference antibody with the same mechanism of action as INCA033989, a molecule for which impressive Phase 1 clinical results in the treatment of ET and MF have been reported. We plan to make our first regulatory submissions enabling the start of clinical development for DMR-001 for the treatment of ET and MF patients in mid-2026 and initiate a global Phase 1/1b trial in ET and MF patients with a subcutaneous formulation thereafter, subject to regulatory approval, with two proof-of-concept readouts expected beginning mid-2027.

• Invest early in preparation for late-stage development of DMR-001. Although DMR-001 is not the first anti-mutCALR antibody to enter the clinic, we believe that it has the potential to be best-in-class. We intend to be in a position to execute additional clinical trials for DMR-001 in response to both the results that we generate and to those of our competitors, with the intention of minimizing unnecessary delays.

• Advance DMR-002 and DMR-003 into clinical development, as part of a comprehensive portfolio strategy. Our differentiated portfolio leverages multiple distinct antibody mechanisms with the potential to address the full spectrum of patients with mutCALR-driven MPNs, regardless of mutation type, disease subtype or disease severity. This includes our lead asset DMR-001, an Fc null antibody, as well as DMR-002, an afucosylated antibody, and DMR-003, a bi-specific T-cell engager. As we advance DMR-001, we plan to make our first regulatory submissions enabling the start of clinical development for DMR-002 in the second half of 2026 and for DMR-003 in 2027.

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

Under the Paragon Option Agreement, we are required to pay Paragon a one-time, non-refundable research initiation fee within 30 days following finalization of a Research Plan in the amount of $1.25 million for each of DMR-001, DMR-002, and DMR-003. The Research Plans for each of DMR-001, DMR-002, and DMR-003 were completed in December 2025, and we paid the related fees in January 2026. Under the Paragon Option Agreement, on a Research Program-by-Research Program and product-by-product basis, we are required to make one-time non-refundable milestone payments to Paragon of up to a total of $22.0 million, upon the achievement of certain clinical development and regulatory milestones. On April 28, 2026, we exercised the Option available under the Paragon Option Agreement with respect to the DMR-002 research program.

Our Relationship with Fairmount, Paragon and Paramora

In connection with the Asset Acquisition, we assumed the rights and obligations of Pre-Acquisition Damora under the Paragon Option Agreement. Fairmount Funds Management LLC (“Fairmount”) beneficially owns more than 5% of Paragon, appointed Paragon’s board of directors, and has the contractual right to approve the appointment of any executive officers of Paragon. Paramora is an entity formed by Paragon as a vehicle to hold equity in Pre-Acquisition Damora (and as a result of the Asset Acquisition, us) in order to share profits with certain employees of Paragon and will not perform any substantive role under the Paragon Option Agreement other than to receive warrants expected to be granted to Paramora under the Paragon Option Agreement. Three of our directors are affiliated with Fairmount (Peter Harwin, Christopher Cain, Ph.D., and Julianne Bruno) and

were appointed in accordance with the Acquisition Agreement. We consider Paragon, Paramora, and Fairmount to be related parties.

Recent Developments

Shelf Registration Statement, ATM Offering Program and February 2026 Public Offering

On February 10, 2026, we filed an automatically effective shelf registration statement (the “Registration Statement”) with the SEC for the issuance of Common Stock, preferred stock, warrants, debt securities, rights and units.

On February 10, 2026, we entered into the ATM Agreement, pursuant to which we may sell, from time-to-time, shares of our Common Stock under an ATM offering program for up to $150.0 million. For the three months ended March 31, 2026, we have not made any sales under the ATM offering program and had $150.0 million in remaining capacity under the ATM offering program. In May 2026, the Company sold an aggregate of 1,240,040 shares of common stock under the ATM offering program to a single institutional investor at a price per share of $24.16 resulting in net proceeds of $29.4 million.

On February 10, 2026, we also entered into an underwriting agreement with certain underwriters to issue and sell 16,644,737 shares of our Common Stock, which included the full exercise by the underwriters of their option to purchase an additional 2,171,052 shares, at a public offering price of $19.00 per share. The net proceeds from this offering were approximately $295.5 million, after deducting underwriting discounts and commissions and expenses of the offering. The underwritten offering closed on February 12, 2026.

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

Business and Macroeconomic Conditions

The extent of the impact of macroeconomic events and conditions, including inflation, increasing interest rates, increasing financial market volatility and uncertainty, the impacts of geopolitical instabilities and government actions, including the ongoing military conflict in Ukraine, conflict between Israel and various other parties, conflicts in the Middle East, geopolitical tensions between China and the United States, and the implementation of tariffs, sanctions, export or import controls, and other measures that restrict international trade by the United States, China or other governments, and their potential supply chain impact, and public health pandemics on our operational and financial performance will continue to depend on certain developments, including the impact on our clinical studies, employee or industry events, and effect on our suppliers and manufacturers, all of which are uncertain and cannot be predicted. Adverse effects of these large macroeconomic conditions have been prevalent in many of the areas where we and our suppliers or third-party business partners conduct business, and as a result, we may experience disruptions in our operations. We may experience disruptions or delays due to these factors as well as delays due to labor shortages and supply chain disruptions in distribution of clinical trial materials, trial monitoring and data analysis that could materially adversely impact our business, results of operations and overall financial performance in future periods. As of the filing date of this Quarterly Report, the extent to which these macroeconomic events and conditions may impact our financial condition, results of operations or guidance is uncertain. The effect of these macroeconomic events and conditions may not be fully reflected in our results of operations and overall financial performance until future periods. See Part I, Item 1A “Risk Factors” for further discussion of the possible impact of these macroeconomic conditions on our business.

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
•
direct and pass through costs associated with research conducted under the Paragon Option Agreement, including equity-based compensation expense from issuing warrants to Paramora;
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

For the three months ended March 31, 2026, we recognized $17.0 million of research and development expenses in connection with services provided by Paragon under the Paragon Option Agreement in our consolidated statement of operations and comprehensive loss.

We have historically met the requirements to receive a tax credit in Denmark of up to $0.8 million per year for losses resulting from research and development costs of up to approximately $3.9 million per year. The tax credit is reported as a reduction to research and development expense in the consolidated statements of operations. We recorded a reduction to research and development expense of $0.8 million in the three months ended March 31, 2025. We have not recorded a reduction to research and development expense for the three months ended March 31, 2026. The credits are available the following year, in 2026 and 2025, respectively.

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

Acquired In-process Research and Development Activities

Our acquired in-process research and development activities consist of payments pursuant to our business development transactions, including asset acquisitions. In-process research and development that is acquired in a transaction that does not qualify as a business combination under United States generally accepted accounting principles (“U.S. GAAP”) and that does not have an alternative future use is recorded to “Acquired in-process research and development expenses” (“AIPR&D”) in our consolidated statements of income in the period in which it is acquired. We present the cost to acquire AIPR&D within our “Cash flows from operating activities” in our consolidated statements of cash flows.

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

Results of Operations – Comparison of the Three Months Ended March 31, 2026 and 2025

The following sets forth our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Change
	2026	2025	Amount	Percent
		(in thousands)
Operating expenses
Research and development	$23,777	$678	$23,099	3407%
General and administrative	7,034	1,921	5,113	266%
Total operating expenses	30,811	2,599	28,212	1085%
Loss from operations	(30,811)	(2,599)	(28,212)	-1085%
Other income, net	3,070	68	3,002	4415%
Loss before income tax expense	(27,741)	(2,531)	(25,210)	-996%
Income tax expense	(42)	(2)	(40)	-2000%
Net loss	$(27,783)	$(2,533)	$(25,250)	-997%

Research and Development Expenses

Research and development expenses were comprised of:

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
Preclinical studies and clinical trial-related activities	$10,687	$140	$10,547
Amortized cost of Paramora warrant obligation	4,984	-	4,984
Chemistry, manufacturing and control	4,656	196	4,460
Personnel	2,134	73	2,061
Consultants and other costs	1,316	269	1,047
Total research and development expenses	$23,777	$678	$23,099

Research and development expenses were $23.8 million for the three months ended March 31, 2026, compared to $0.7 million for the three months ended March 31, 2025. The increase of $23.1 million was primarily related to increased preclinical studies and clinical trial-related expenses of $10.6 million, all of which related to costs incurred by Paragon under the Paragon Option Agreement, costs related to the Paramora Warrant Obligation of $5.0 million, increased chemistry, manufacturing and control (“CMC”) activities of $4.6 million, increased personnel costs of $2.1 million and increased consulting related costs and other research and development costs of $1.0 million.

General and Administrative Expenses

General and administrative expenses were $7.0 million for the three months ended March 31, 2026, compared to $1.9 million for the three months ended March 31, 2025. The increase of $5.1 million was primarily related to increased personnel costs of $1.7 million, increased stock-based compensation costs of $1.7 million, increased professional fees of $1.2 million, and increased other general and administrative costs of $0.6 million.

Other Income (Expense), Net

Other income, net was $3.1 million for the three months ended March 31, 2026, compared to $0.1 million for the three months ended March 31, 2025. The increase of $3.0 million was due to increased interest income as a result of the recent financings.

Liquidity and Capital Resources

Sources of Liquidity

Our operations to date have been financed primarily through our initial public offering, the sale and issuance of Common Stock and preferred shares and, prior to becoming a public company, convertible notes. During the three months ended March 31, 2026, we entered into an underwriting agreement in February 2026 with certain underwriters to issue and sell 16,644,737 shares of our Common Stock, which included the full exercise by the underwriters of their option to purchase an additional 2,171,052 shares, at a public offering price of $19.00 per share. The net proceeds from this offering were approximately $295.5 million, after deducting underwriting discounts and commissions and expenses of the offering. In February 2026, we entered into the ATM Agreement, pursuant to which we may sell, from time-to-time, shares of our Common Stock under an ATM offering program for up to $150.0 million. As of March 31, 2026, we had not made any sales under the ATM offering program and had $150.0 million in remaining capacity under the ATM offering program. In May 2026, we sold an aggregate of 1,240,040 shares of our Common Stock under the ATM offering program to a single institutional investor at a price per share of $24.16 resulting in net proceeds of $29.4 million.

Since inception, we have had significant operating losses. Our net losses were $27.8 million and $2.5 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $515.1 million and $532.9 million in cash and cash equivalents. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2026	2025
		(in thousands)
Net cash used in operating activities	$(20,598)	$(2,439)
Net cash provided by financing activities	295,921	—
Net increase (decrease) in cash and cash equivalents	$275,323	$(2,439)

Net Cash Used in Operating Activities

Cash used in operating activities of $20.6 million during the three months ended March 31, 2026 was attributable to our net loss of $27.8 million, a net decrease of $2.6 million in our working capital, and a net increase in non-cash items of $3.2 million principally with respect to non-cash stock-based compensation.

Cash used in operating activities of $2.4 million during the three months ended March 31, 2025 was attributable to our net loss of $2.5 million and a net decrease of $0.1 million in our working capital, offset by a net increase in non-cash items of $0.2 million of non-cash stock-based compensation.

Net Cash Provided by Financing Activities

Cash provided by financing activities of $295.9 million for the three months ended March 31, 2026 was primarily attributable to entering into an underwriting agreement in February 2026 with certain underwriters to issue and sell 16,644,737 shares of our Common Stock, which included the full exercise by the underwriters of their option to purchase an additional 2,171,052 shares, at a public offering price of $19.00 per share. The net proceeds from this offering were approximately $295.5 million, after deducting underwriting discounts and commissions and expenses of the offering.

We had no financing activities for the three months ended March 31, 2025.

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

Our primary uses of capital are, and we expect will continue to be, costs related to third-party research, manufacturing and development services; laboratory expenses and costs for related supplies; clinical costs; compensation-related expenses; legal and other regulatory expenses; costs to operate as a public company; and general overhead costs.

Based on current estimates of our expenses going forward, we believe that our existing cash and cash equivalents of $532.9 million as of March 31, 2026 will be sufficient to fund our operations into 2029. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Research and Development Costs

We incur expenses associated with the development of our product candidates to conduct preclinical studies and clinical trials. Accounting for clinical trials relating to activities performed by clinical research organizations (“CROs”), contract manufacturing organizations (“CMOs”) and other external vendors requires management to exercise estimates in regard to the timing and accounting for these expenses. We estimate costs of research and development activities conducted by service providers, which include the conduct of sponsored research, preclinical studies and contract manufacturing activities. The diverse nature of services being provided under CRO and other arrangements, the different compensation arrangements that exist for each type of service and the lack of timely information related to certain clinical activities complicates the estimation of accruals for services rendered by CROs, CMOs and other vendors in connection with preclinical studies and clinical trials. We record the estimated costs of research and development activities based upon the estimated amount of services provided by the CRO, CMOs and other vendors but not yet invoiced and include these costs in the accrued and other current liabilities or prepaid expenses on the balance sheets and within research and development expense on the consolidated statements of operations. In estimating the duration of a clinical study, we evaluate the start-up, treatment and wrap-up periods, compensation arrangements and services received attributable to each clinical trial and fluctuations are regularly tested against payment plans and trial completion assumptions.

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

The fair value of our awards in the three months ended March 31, 2026 has been estimated using Black-Scholes based on the following assumptions: term of 7.0 years; volatility of 101.6%; risk-free rate of 4.0%; and no expectation of dividends. The fair value of our awards in the three months ended March 31, 2025 has been estimated using Black-Scholes based on the following assumptions: term of 6.0 years; volatility of 95.3%; risk-free rate of 4.5%; and no expectation of dividends.

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

We recognize tax benefits from uncertain tax positions only if (based on the technical merits of the position) it is more likely than not that the tax positions will be sustained on examination by the tax authority. The tax benefits recognized in the financial statements from such positions are measured based on the largest amount that is more than 50% likely to be realized upon ultimate settlement. We have not recorded any uncertain tax positions as of March 31, 2026 or December 31, 2025. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months. In the event we are assessed interest or penalties at some point in the future, they will be classified in the consolidated financial statements as a component of income tax expense. We have not incurred any interest or penalties.

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

Recently Adopted Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our consolidated financial statements for the three months ended March 31, 2026 and 2025 for a discussion of recent accounting pronouncements.

Contractual Obligations

We enter into contracts in the normal course of business with third-party service providers for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts generally provide for termination upon notice, and therefore, we believe that our non-cancelable obligations under these agreements are not material and we cannot reasonably estimate the timing of if and when they will occur. Refer to Note 3, “Related Party Transactions,” in the in the accompanying notes to our consolidated financial statements for the three months ended March 31, 2026 and 2025 for a discussion of our obligations under the Paragon Option Agreement We could also enter into additional research, manufacturing, supplier and other agreements in the future, which may require up-front payments and even long-term commitments of cash.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

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

Part II -- Other Information

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

Item 1A. Risk Factors.

The following summarizes the principal factors that make an investment in the Company speculative or risky, all of which are more fully described in the Risk Factors section below. This summary should be read in conjunction with the Risk Factors section and should not be relied upon as an exhaustive summary of the material risks facing our business. Some of the factors, events and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past, and instead reflect our beliefs and opinions as to the factors, events or contingencies that could materially and adversely affect us in the future. The occurrence of any of these risks, could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. You should consider all of the risk factors described in our public filings when evaluating our business.

Risk Factor Summary

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

As a result, we will require substantial additional funding to continue our operations. As of March 31, 2026, we had $532.9 million of cash and cash equivalents. We expect that our existing cash and cash equivalents will be sufficient to fund our operations into 2029. We will still need to raise additional capital to continue to fund our operations in the future. If we are unable to raise additional capital when needed, that could raise substantial doubt about our ability to continue as a going concern.

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

We have incurred significant net losses in each period since our inception in 2011. For the three months ended March 31, 2026 and 2025, we had net losses of $27.8 million and $2.5 million, respectively. As of March 31, 2026, we had an accumulated deficit of $515.1 million. We expect to continue to incur losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

• establish clinical and commercial-scale current good manufacturing practices (“cGMPs”) capabilities through a third-party or our own manufacturing facility; and

• continue to integrate Pre-Acquisition Damora into our operations.

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

The development and commercialization of drugs is highly competitive. Our product candidates, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration. We compete with a variety of multinational biopharmaceutical companies, specialized biotechnology companies and emerging biotechnology companies. If approved for the treatment of patients with mutCALR-driven MPNs, our portfolio of products would compete with anagrelide as well as hydroxyurea, ruxolitinib and interferon, which are not approved for the treatment of ET in the United States, as well as ruxolitinib, momelotinib, pacritinib and fedratinib in MF. In addition, we are aware of several companies with product candidates in research and development for the treatment of patients with mutCALR-driven MPNs, including Incyte’s INCA033989 and INCA035784, Janssen Pharmaceuticals, Inc.’s JNJ-88549968, Meiji Seika Pharma’s mutCALR TCE, Prelude Therapeutics, LLC’s mCALR CDK9d DAC, and Alethio Therapeutics’ AT-02. We are also aware of several companies with product candidates in development for the treatment of ET and/or MF, including PharmaEssentia Corporation’s ropeginterferon alfa-2b, Merck & Co., Inc’s bomedemstat, Novartis AG’s pelabresib, Geron Corporation’s imetelstat, Kartos Therapeutics, Inc.’s navtemadlin, Karyopharm Therapeutics Inc.’s selinexor, AbbVie Inc.’s navitoclax, Bristol Myers Squibb Company’s BMS-986158, Disc Medicine, Inc.’s DISC-0974 and Takeda’s elritercept. We also compete with academic institutions, governmental agencies, and public and private research institutions, among others. Many of the companies with which we are currently competing or will compete against in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and regulatory approved products than we do, and are further along in the clinical development and/or commercialization process. Mergers and acquisitions in the pharmaceutical and biotechnology industry may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites, raising capital, patient registration for clinical trials, establishing and defending rights to intellectual property, as well as in acquiring technologies complementary to, or necessary for, our product candidates.

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

• we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

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

Commencing clinical trials in the United States is subject to acceptance by the FDA of an Investigational New Drug Application (“IND”) and finalizing the trial design based on discussions with the FDA. Commencing clinical trials in jurisdictions outside of the United States is similarly subject to acceptance by the applicable regulatory authority of clinical trial documentation following discussions with such authority. In the event that the FDA or other applicable regulatory authority requires us to complete additional preclinical studies or we are required to satisfy other FDA or foreign regulatory authority requests, respectively, prior to commencing clinical trials, the start of our first clinical trial for a product candidate may be delayed. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree as to whether we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials, delay the enrollment of our clinical trials or impose stricter approval conditions than we currently expect. There are analogous processes and risks applicable to clinical trial applications in other countries, including but not limited to Canada, New Zealand, Australia, countries in the EU and countries in Asia.

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

Our future success is substantially dependent on our ability to timely obtain regulatory approval for, and then successfully commercialize, DMR-001. We are initially investing a majority of our efforts and financial resources into the research and development of this program. We intend to make our first regulatory submission enabling the start of clinical development for DMR-001 in mid-2026 and initiate a global Phase 1/1b trial in ET and MF patients with a subcutaneous formulation thereafter, subject to regulatory approval. The success of DMR-001 is dependent on observing rapid and sustained reduction in excess platelets, the key pathology in ET, compared to other anti-mutCALR antibody product candidates in clinical development. This is based in part on the assumption that the increased in vitro potency and improved pharmacokinetics observed in NHPs will translate into inhibition of Type 1 and Type 2 mutCALR-dependent cell proliferation and improved pharmacokinetic properties of DMR-001 in humans, resulting in a more convenient dosing regimen. To the extent we do not observe this inhibition of Type 1 and Type 2 mutCALR-dependent cell proliferation or improved pharmacokinetic properties in our global Phase 1/1b clinical trial of DMR-001 or in additional clinical trials, it would significantly and adversely affect the clinical and commercial potential of DMR-001.

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

The estimates of both the number of patients who have MPNs, as well as the subset of patients with the disease in a position to receive treatment from DMR-001 (i.e., those with mutCALR proteins > 42,000 patients in the United States), if approved, may prove to be incorrect. These estimates have been derived from a variety of sources, including scientific literature, input from physicians that treat patients with the diseases we are targeting, patient foundations and secondary market research databases. For example, estimates of the prevalence of MPNs in certain geographies are based in part on the published prevalence of MPNs among patient populations in the United States split across ethnicities, and our own analyses of prevalence in Europe, and on published disease incidence rates for certain geographies and estimated for the populations of such geographies. Further, new studies may change the estimated incidence or prevalence of MPNs. Similar considerations would apply to estimates of patient population for target indications we select for DMR-002, DMR-003 and any future product candidates. Accordingly, our target patient populations may turn out to be lower than expected, in which case the potential revenues from sales of our product candidates, if approved, would be lower than expected.

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

We cannot be sure that the FDA or comparable foreign regulatory authorities will agree with our clinical development plans, and there is no guarantee that data from our Phase 1 trial will support additional trials. If the FDA or comparable foreign regulatory authorities require us to conduct additional trials or enroll additional patients, our development timelines may be delayed. We cannot be sure that submission of an IND or similar foreign application will result in the FDA or comparable foreign regulatory authorities, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. Events that may prevent successful or timely initiation or completion of clinical trials include: inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation or continuation of clinical trials; delays in reaching a consensus with regulatory authorities on study design or implementation of the clinical trials; delays or failure in obtaining regulatory authorization to commence a trial; delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites; delays in identifying, recruiting and training suitable clinical investigators; delays in obtaining required IRB approval or positive ethics committee opinions at each clinical trial site; delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing; failure by our CROs, other third parties or us to adhere to clinical trial protocols; failure to perform in accordance with the FDA’s or any other regulatory authority’s good clinical practice (“GCP”) requirements or regulatory guidelines; changes to the clinical trial protocols; clinical sites deviating from trial protocol or dropping out of a trial; changes in regulatory requirements, guidance or clinical trial plans that require amending or submitting new clinical protocols; selection of clinical endpoints that require prolonged periods of observation or analyses of resulting data; transfer of manufacturing processes to new or larger-scale facilities and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process; and third parties being unwilling or unable to satisfy their contractual obligations to us.

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

We are planning to conduct our Phase 1/1b clinical trial of DMR-001 in several geographies, including the United States and Australia, and we may choose to conduct one or more of our future clinical trials outside the United States in whole or in part. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on our determination that the trials also complied with all applicable U.S. laws and regulations. Many foreign regulatory authorities have similar requirements for clinical data gathered outside of their respective jurisdictions. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the relevant jurisdiction, as applicable. If the FDA or any comparable foreign regulatory authority does not accept such data, it would likely result in the need for additional trials, which would be costly and time-consuming and would delay or permanently halt our development of the applicable product candidates or delay or prevent regulatory approval for commercialization in the applicable jurisdiction. Even if the FDA or any comparable foreign regulatory authority accepted such data, it could require us to modify our planned clinical trials to receive clearance to initiate such trials in the United States or the relevant jurisdiction, as applicable, or to continue such trials once initiated.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our managerial, scientific and medical personnel, including Jennifer Jarrett, our President and Chief Executive Officer, Becker Hewes, M.D., our Chief Medical Officer, and Sherwin Sattarzadeh, our Chief Operating Officer. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key personnel may be difficult and may take an extended period of time. If we do not succeed in attracting and retaining qualified personnel, it could materially adversely affect our business, financial condition and results of operations. We could in the future have difficulty attracting and retaining experienced personnel and may be required to expend significant financial resources in our employee recruitment and retention efforts.

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

For example, the United States enacted the Inflation Reduction Act of 2022, which implements, among other changes, a 1% excise tax on certain stock buybacks. In addition, beginning in 2022, the Tax Cuts and JOBS Act eliminated the previously available option to deduct research and development expenditures and requires taxpayers to amortize them generally over five years for research activities conducted in the United States and over fifteen years for research activities conducted outside the United States. On July 4, 2025, the U.S. Congress enacted the One Big Beautiful Bill Act, which includes a provision restoring the immediate deductibility of domestic research and development expenditures. The impact of this newly enacted law on our tax position will depend on how the provision is implemented and interpreted by the IRS and other regulatory authorities. In addition, we have no assurance as to whether, when and how this provision may be subject to further amendment or repeal. Such changes, among others, may adversely affect our effective tax rate, results of operation and financial condition.

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

Our intellectual property portfolio is at an early stage. Except as described above, we do not currently own or license any issued patents or pending patent applications. Our future optioned, in-licensed or owned patent applications may not result in patents being issued. Any issued patents may not afford sufficient protection of our product candidates or their intended uses against competitors, nor can there be any assurance that the patents issued will not be infringed, designed around, or invalidated by third parties, or effectively prevent others from commercializing competitive technologies, products or product candidates. Even if these patents are granted, they may be difficult to enforce. Further, any issued patents that we may license or own covering our product candidates could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad, including the United States Patent and Trademark Office (“USPTO”). If we do not obtain patent coverage for the work we are conducting, or if we obtain such rights but they are invalidated or rendered unenforceable, we may be unable to exclude competitors from pursuing and marketing the same or similar product candidates. Other risks we face if we are not able to obtain and maintain patent coverage for our product candidates are the reduction in valuation of our product candidates, and ultimately of us as a company, by potential investors, and our inability to assert claims for infringement against third parties or counterclaim against such third parties or negotiate more advantageous settlement parameters. Further, if we encounter delays in our clinical trials or delays in obtaining regulatory approval, the period of time during which we could market our product candidates under patent protection would be reduced. Thus, the patents that we may own or license may not afford us any meaningful exclusivity period or competitive advantage.

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

The process of obtaining regulatory approvals, both in the United States and abroad, is unpredictable, expensive and typically takes many years following commencement of clinical trials, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. We cannot commercialize product candidates in the United States without first obtaining regulatory approval from the FDA. Similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of our product candidates, including DMR-001, DMR-002 and DMR-003, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for each targeted indication. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Further, our product candidates may not be effective, may be only moderately effective, may prove to have undesirable or unintended side effects, toxicities or other characteristics, or may fail to improve on the applicable standard of care, any of which may preclude our obtaining regulatory approval. The FDA and comparable foreign regulatory authorities have discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including: the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials; we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for our proposed indication; the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval; serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates; we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh our safety risks; the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials; the data collected from clinical trials of our product candidates may not be acceptable or sufficient to support the submission of a biologics license application (“BLA”) or other submission or to obtain regulatory approval in the United States or elsewhere, and we may be required to conduct additional clinical trials; the FDA or the applicable foreign regulatory authority may disagree regarding the formulation, labeling and/or the specifications of our product candidates; the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

Item 2. Unregistered Sales of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, none of the Company’s directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File / Reg. Number

2.2†	Agreement and Plan of Merger, dated November 10, 2025, by and among the Registrant, Daylight Merger Sub I, Inc., Daylight Merger Sub II, LLC and Damora Therapeutics, Inc.	Form 8-K (Exhibit 2.1)	November 10, 2025	001-39655

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Form 8-K (Exhibit 3.1)	November 4, 2020	001-39655

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (Reverse Stock Split).	Form 8-K (Exhibit 3.1)	September 5, 2024	001-39655

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (Authorized Share Increase).	Form 8-K (Exhibit 3.1)	February 10, 2026	001-39655

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (Name Change).	Form 8-K (Exhibit 3.1)	March 10, 2026	001-39655

3.5	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock.	Form 8-K (Exhibit 3.1)	October 7, 2024	001-39655

3.6	Certificate of Designation of Series B Non-Voting Convertible Preferred Stock.	Form 8-K (Exhibit 3.1)	November 10, 2025	001-39655

3.7	Certificate of Designation of Series C Non-Voting Convertible Preferred Stock.	Form 8-K (Exhibit 3.2)	November 10, 2025	001-39655

3.8	Certificate of Correction to the Certificate of Designation of the Series C Non-Voting Convertible Preferred Stock.	Form 8-K/A (Exhibit 3.3)	December 9, 2025	001-39655

3.9	Amended and Restated By-laws of the Registrant.	Form 8-K (Exhibit 3.2)	November 4, 2020	001-39655

3.10	Certificate of Amendment to Amended and Restated By-laws of the Registrant.	Form 10-K (Exhibit 3.5)	March 19, 2025	001-39655

10.1#	Damora Therapeutics, Inc. 2026 Equity Incentive Plan.	Form S-8 (Exhibit 99.1)	March 20, 2026	333-294492

10.2#*	Form of Option Award Agreement under the 2026 Equity Incentive Plan.

10.3#	Damora Therapeutics, Inc. 2026 Employee Stock Purchase Plan.	Form S-8 (Exhibit 99.2)	March 20, 2026	333-294492

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL (extensible Business Reporting Language) Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Damora Therapeutics, Inc

Date: May 12, 2026	By:	/s/ Jennifer Jarrett
Jennifer Jarrett
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 12, 2026	By:	/s/ Brian Burkavage
Brian Burkavage
SVP, Finance (Principal Financial and Accounting Officer)