Form 10-Q
period 2026-06-30
Damora Therapeutics, Inc.
filed 2026-08-10
CIK 1800315

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-39655

DAMORA THERAPEUTICS, INC.

(Exact name of Registrant as specified in its Charter)

Cayman Islands	37-1957007
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

221 Crescent Street Building 23, Suite 105 Waltham, MA	02453
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 281-9020

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, par value $0.00001 per share	DMRA	The Nasdaq Capital Market

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

The number of shares of registrant’s ordinary shares outstanding as of August 7, 2026 was 61,735,519.

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

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Factors that may cause actual

ii

results to differ materially from current expectations include, among other things, the reasons described elsewhere in this Quarterly Report on Form 10-Q and those set forth in Part I, Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current view with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, industry, and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

iii

PART I – Financial Information

Item 1. Financial Statements (Unaudited).

DAMORA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2026	2025
Assets	(unaudited)
Current assets
Cash and cash equivalents	$540,515	$257,624
Prepaid expenses and other current assets	3,073	2,799
Total current assets	543,588	260,423
Other assets, noncurrent	48	104
Total assets	$543,636	$260,527
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,482	$444
Accrued expenses and other current liabilities	8,879	2,401
Paramora warrant obligation	9,527	—
Related party accounts payable and other current liabilities	5,662	17,221
Total current liabilities	27,550	20,066
Other liabilities, noncurrent	27	81
Total liabilities	$27,577	$20,147
Commitments and contingencies (Note 7)
Mezzanine equity
Preferred stock, par value of $0.00001 per share; 10,000,000 shares authorized at June 30, 2026 and December 31, 2025; no shares and 159 shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	1,341
Stockholders’ equity
Series B non-voting convertible preferred stock, par value of $0.00001 per share; 16,366 shares authorized at June 30, 2026 and December 31, 2025; 16,366 shares issued and outstanding as of June 30, 2026 and December 31, 2025	117,621	117,621
Series C non-voting convertible preferred stock, par value of $0.00001 per share; 43,882 shares authorized at June 30, 2026 and December 31, 2025; 1,722 and 43,882 shares issued and outstanding as of June 30, 2026 and December 31, 2025	12,376	297,291
Common stock, par value of $0.00001 per share; 500,000,000 shares authorized at June 30, 2026 and 300,000,000 shares authorized at December 31, 2025; 61,734,601 and 1,597,321 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	1	—
Additional paid-in capital	931,649	310,688
Accumulated deficit	(546,320)	(487,363)
Accumulated other comprehensive income	732	802
Total stockholders’ equity	516,059	240,380
Total liabilities and stockholders’ equity	$543,636	$260,527

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Damora Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses
Research and development	$25,540	$1,465	$49,317	$2,143
General and administrative	9,454	1,956	16,488	3,877
Total operating expenses	34,994	3,421	65,805	6,020
Loss from operations	(34,994)	(3,421)	(65,805)	(6,020)
Other income (expense), net
Interest income, net	4,059	50	7,129	124
Foreign exchange transaction gain (loss), net	16	(62)	16	(68)
Total other income, net	4,075	(12)	7,145	56
Loss before income tax expense	(30,919)	(3,433)	(58,660)	(5,964)
Income tax expense	(255)	(4)	(297)	(6)
Net loss	$(31,174)	$(3,437)	$(58,957)	$(5,970)

Net loss per share, basic and diluted, Series B Preferred Stock	$(393.59)	$—	$(787.80)	$—
Weighted-average Series B non-voting convertible preferred stock outstanding, basic and diluted	16,366	—	16,366	—

Net loss per share, basic and diluted, Series C Preferred Stock	$(393.59)	$—	$(787.80)	$—
Weighted-average Series C non-voting convertible preferred stock outstanding, basic and diluted	1,722	—	11,022	—

Net loss per share, basic and diluted, common stock	$(0.39)	$(2.60)	$(0.79)	$(4.51)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	61,117,057	1,322,553	47,449,952	1,322,283
Other comprehensive (loss) income, net of tax
Currency translation (loss) gain	(22)	$509	$(70)	$712
Other comprehensive (loss) income, net of tax	(22)	509	(70)	712
Total comprehensive loss	$(31,196)	$(2,928)	$(59,027)	$(5,258)

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Damora Therapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Mezzanine Equity		Stockholders’ Equity
Three Months Ended June 30, 2025	Preferred Stock		Series B Non-Voting Convertible Preferred Stock		Series C Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at March 31, 2025	161	1,360	—	—	—	—	1,322,359	—	292,106	(280,057)	300	13,709
Stock-based compensation expense	—	—	—	—	—	—	—	—	172	—	—	172
Conversion of Series A Preferred Stock	(2)	(19)	—	—	—	—	2,201	—	19	—	—	—
Other comprehensive income, net	—	—	—	—	—	—	—	—		—	509	509
Net loss	—	—	—	—	—	—	—	—	—	(3,437)	—	(3,437)
Balance at June 30, 2025	159	$1,341	—	$—	—	$—	1,324,560	$—	$292,297	$(283,494)	$809	$10,953

	Mezzanine Equity		Stockholders’ Equity
Three Months Ended June 30, 2026	Preferred Stock		Series B Non-Voting Convertible Preferred Stock		Series C Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at March 31, 2026	159	1,341	16,366	117,621	1,877	13,490	60,303,212	1	893,542	(515,146)	754	511,603
Stock-based compensation expense	—	—	—	—	—	—	—	—	6,144	—	—	6,144
Conversion of Series A preferred shares to Common Stock	(159)	(1,341)	—	—		—	158,361	—	1,341	—	—	—
Conversion of Series C Preferred Stock issued in connection with the asset acquisition of Damora Therapeutics, Inc	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with vesting of restricted stock units	—	—	—	—	—	—	726	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	31,902	—	226	—	—	226
Forfeiture of shares	—	—	—	—	(155)	(1,114)	—	—	1,114	—	—	—
Other comprehensive income, net	—	—	—	—	—	—		—	—	—	(22)	(22)
Proceeds from At-the-Market facility	—	—	—	—	—	—	1,240,400	—	29,282	—	—	29,282
Net loss	—	—	—	—	—	—	—	—	—	(31,174)	—	(31,174)
Balance at June 30, 2026	—	$—	16,366	$117,621	1,722	$12,376	61,734,601	$1	$931,649	$(546,320)	$732	$516,059

	Mezzanine Equity					Stockholders’ Equity
Six Months Ended June 30, 2025	Preferred Stock					Series B Non-Voting Convertible Preferred Stock				Series C Non-Voting Convertible Preferred Stock				Common Stock				Additional Paid-In		Accumulated		Accumulated Other Comprehensive		Total Stockholders’
	Shares		Amount			Shares		Amount		Shares		Amount		Shares		Amount		Capital		Deficit		Income (Loss)		Equity
Balance at December 31, 2024	161		1,360			—		—		—		—		1,316,989		—		291,898		(277,524)		97		15,831
Stock-based compensation expense	—		—			—		—		—		—		—		—		351		—		—		351
Conversion of Series A Preferred Stock	(2)		(19)			—		—		—		—		2,201		—		19		—		—		—
Issuance of common stock in connection with vesting of restricted stock units	—		—			—		—		—		—		5,370		—		29		—		—		29
Other comprehensive income, net	—		—			—		—		—		—		—		—				—		712		712
Net loss	—		—			—		—		—		—		—		—		—		(5,970)		—		(5,970)
Balance at June 30, 2025	159		$1,341			—		$—		—		$—		1,324,560		$—		$292,297		$(283,494)		$809		$10,953

	Mezzanine Equity					Stockholders’ Equity
Six Months Ended June 30, 2026	Preferred Stock					Series B Non-Voting Convertible Preferred Stock				Series C Non-Voting Convertible Preferred Stock				Common Stock				Additional Paid-In		Accumulated		Accumulated Other Comprehensive		Total Stockholders’
	Shares		Amount			Shares		Amount		Shares		Amount		Shares		Amount		Capital		Deficit		Income (Loss)		Equity
Balance at December 31, 2025	159		1,341			16,366		117,621		43,882		297,291		1,597,321		—		310,688		(487,363)		802		240,380
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	9,278	—	—	—	—	—	9,278
Conversion of Series A preferred shares to Common Stock	(159)		(1,341)			—		—		—		—		158,361		—		1,341		—		—		—
Conversion of Series C Preferred Stock issued in connection with the asset acquisition of Damora Therapeutics, Inc	—		—			—		—		(2,364)		(16,990)		2,364,000		—		16,990		—		—		—
Stockholder approval of the issuance of common stock upon conversion of Series C non-voting convertible preferred stock	—		—			—		—		(39,641)		(266,811)		39,641,000		1		266,810		—		—		—
Issuance of common stock in connection with offering, net of issuance costs of $20,753	—		—			—		—		—		—		16,644,737		—		295,497		—		—		295,497
Forfeiture of shares	—		—			—		—		(155)		(1,114)		(9,638)		—		1,114		—		—		—
Issuance of common stock in connection with vesting of restricted stock units												—		6,018				—						—
Exercise of stock options	—		—			—		—		—		—		92,402		—		649		—		—		649
Other comprehensive income, net	—		—			—		—		—		—				—				—		(70)		(70)
Proceeds from At-the-Market facility, net of issuance costs of $688	—		—			—		—		—		—		1,240,400		—		29,282		—		—		29,282
Net loss	—		—			—		—		—		—		—		—		—		(58,957)		—		(58,957)
Balance at June 30, 2026	—		$—			16,366		$117,621		1,722		$12,376		61,734,601		$1		$931,649		$(546,320)		$732		$516,059

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Damora Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(58,957)	$(5,970)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation of equipment	11	11
Stock-based compensation	9,278	351
Issuance of common stock in connection with vesting of restricted stock units	—	29
Amortization of right-of-use lease asset	68	6
Accretion of lease liability	—	3
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(274)	(155)
Other assets, noncurrent	(23)	(376)
Accounts payable	3,038	379
Accrued expenses and other current liabilities	6,494	1,051
Operating lease liabilities	(67)	(10)
Paramora warrant obligation	9,527	—
Related party accounts payable and other current liabilities	(11,559)	—
Other liabilities, noncurrent	(1)	5
Net cash used in operating activities	$(42,465)	$(4,676)
Cash flows from financing activities
Issuance of stock in connection with offerings	346,217	—
Issuance costs in connection with offerings	(21,441)	—
Proceeds from exercise of stock options	650	—
Net cash provided by financing activities	$325,426	$—
Net increase (decrease) in cash and cash equivalents	$282,961	$(4,676)
Effect of exchange rate changes on cash and cash equivalents	(70)	712
Cash and cash equivalents, beginning of year	257,624	14,175
Cash and cash equivalents, end of year	$540,515	$10,211
Supplemental disclosures of cash flow information:
Cash paid for taxes	$5	$5

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

As of June 30, 2026, the Company’s wholly owned subsidiaries were PharmAkea, Inc., a Delaware corporation (“PharmAkea”), Damora Securities Corporation, a Massachusetts corporation, Damora Therapeutics, LLC, a Delaware limited liability company, and Galecto Biotech AB, a Swedish company. Galecto Biotech ApS, a Danish operating company, is a wholly-owned subsidiary of Galecto Biotech AB.

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

In connection with the Asset Acquisition, the Company also entered into a significant private investment in public equity (“PIPE”) transaction. The Company agreed to sell 39,641 shares of Series C Preferred Stock in the PIPE for approximately $285 million in gross proceeds. The PIPE closed on November 12, 2025. The Series C Preferred Stock are convertible into Common Stock at a ratio of 1,000 shares of Common Stock per share of Series C Preferred Stock, subject to beneficial‑ownership limitations.

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

On July 16, 2026, the Company changed its jurisdiction of incorporation from the State of Delaware to the Cayman Islands (the “Redomestication”) pursuant to a plan of conversion (the “Plan of Conversion”). The Redomestication became effective on July 16, 2026 and was accomplished by the filing of (i) a Certificate of Conversion with the Secretary of State of the State of Delaware and (ii) the requisite documents required under section 201 of the Companies Act (as amended) of the Cayman Islands (the “Companies Act”), as well as the Cayman Islands memorandum and articles of association of the Company (the “Articles”), with the Cayman Islands Registrar of Companies. For purposes of these condensed consolidated financial statements, references to “Damora Delaware” mean the Company prior to the Redomestication.

Upon the Redomestication, among other things: (i) each outstanding share of common stock, par value $0.00001 per share, of Damora Delaware automatically converted into one ordinary share, par value $0.00001 per share (“Ordinary Shares”), of the Company; (ii) each outstanding share of Series B Preferred Stock, par value $0.00001 per share, of Damora Delaware automatically converted into one Series B Preferred Share, par value $0.00001 per share, of the Company (the “Series B Preferred Shares”); (iii) each outstanding share of Series C Preferred Stock, par value $0.00001 per share, of Damora Delaware automatically converted into one Series C Preferred Share, par value $0.00001 per share, of the Company (the “Series C Preferred Shares”); (iv) each outstanding option to purchase shares of common stock of Damora Delaware automatically converted into an option to purchase Ordinary Shares of the Company; and (v) each outstanding restricted stock unit of Damora Delaware automatically converted into a restricted stock unit of the Company.

The Company will continue to be treated as a U.S. corporation for all purposes under the U.S. Internal Revenue Code of 1986, as amended.

The rights of holders of Ordinary Shares of the Company are now governed by the Company's Articles and Cayman Islands law.

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

As of June 30, 2026, the Company had an accumulated deficit of $546.3 million, from recurring losses since inception in 2011. The Company has incurred recurring losses and has not generated revenue as no products have obtained the necessary regulatory approval in order to market products. The Company expects to continue to incur losses as a result of costs and expenses related to the Company’s clinical development and corporate general and administrative activities. The Company had negative cash flows from operating activities during the six months ended June 30, 2026 and 2025 of $42.5 million and $4.7 million, respectively, and current projections indicate that the Company will have continued negative cash flows for the foreseeable future as it continues to fund operating expenses. Net losses incurred for the three and six months ended June 30, 2025 were $3.4 million and $6.0 million, respectively. Net losses incurred for the three and six months ended June 30, 2026 were $31.2 million and $59.0 million, respectively.

At June 30, 2026, the Company’s cash and cash equivalents amounted to $540.5 million, current assets amounted to $543.6 million and current liabilities amounted to $27.6 million. At December 31, 2025, the Company’s cash and cash equivalents amounted to $257.6 million, current assets amounted to $260.4 million and current liabilities amounted to $20.1 million.

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

The accompanying interim condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025, and related information contained within the notes to the interim condensed consolidated financial statements, are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of June 30, 2026, results of operations, statement of stockholders’ equity for the three and six months ended June 30, 2026 and 2025 and its cash flows for the six months ended June 30, 2026 and 2025. All intercompany balances and transactions have been eliminated. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2026 (the “2025 Consolidated Financial Statements”). The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results expected for the full fiscal year or any interim period.

For the six months ended June 30, 2026, there have been no material changes to the significant accounting policies as disclosed in Note 2 to the 2025 Consolidated Financial Statements.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the valuation of stock-based awards. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

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

3. RELATED PARTY TRANSACTIONS

Paragon Therapeutics, Inc. and Paramora Holding LLC

Paragon Therapeutics, Inc. (“Paragon”) and Paramora Holding LLC (“Paramora”) each beneficially own less than 5% of the Company’s capital stock through their respective holdings of Ordinary Shares (formerly Common Stock). Fairmount Funds Management LLC (“Fairmount”) beneficially owns more than 5% of the Company’s capital stock on an as-converted basis, has three seats on the board of directors and beneficially owns more than 5% of Paragon. Fairmount appointed Paragon’s board of directors and has the contractual right to approve the appointment of any executive officers. Paramora is an entity formed by Paragon as a vehicle to hold equity in Pre-Acquisition Damora (and, as a result of the Asset Acquisition, the Company) in order to share profits with certain employees of Paragon.

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

The Company has exercised the Options available under the Paragon Option Agreement with respect to the DMR-001 research program and the DMR-002 research program and expects to enter into a single license agreement (the “Paragon License Agreement”) for both programs.

Following the execution of the Paragon License Agreement, the Company will be obligated to pay Paragon up to $22.0 million upon the achievement of specific development, regulatory and clinical milestones for the first product under each agreement, respectively, that achieves such specified milestones. The Company expects to be obligated to make a milestone payment of $2.5 million upon the first dosing of a human patient in a Phase 1 trial.

For the three and six months ended June 30, 2026, the Company recognized expenses related to services provided by Paragon subsequent to the Asset Acquisition totaling $10.3 million and $27.3 million, respectively, which included $4.5 million and $9.5 million, respectively, of stock-based compensation expense related to the Paramora Warrant Obligation, and were recorded as research and development expenses in the consolidated statements of operations. As of June 30, 2026, $5.7 million was unpaid and was included in Related party accounts payable and other current liabilities on the Company’s consolidated balance sheets. For the three and six months ended June 30, 2026, the Company made cash payments totaling $12.1 million and $29.3 million to Paragon, respectively.

The following is the summary of costs that were recorded as research and development expenses in the consolidated statements of operations (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Reimbursable costs under the Paragon Option Agreement	$5.8	$—	$17.8	$—
Amortized cost of Paramora warrant obligation	4.5	—	9.5	—
Total	$10.3	$—	$27.3	$—

Paramora warrant obligation

Pursuant to the Paragon Option Agreement, the Company agreed to issue Paramora an annual equity grant of warrants, on the last business day of each of the years ended December 31, 2025 and December 31, 2026, to purchase 1% of the then outstanding shares of the Company's Ordinary Shares (formerly Common Stock), on a fully diluted basis, during the term of the Paragon Option Agreement. See Note 4 and Note 9 for additional information on the Paramora Warrant Obligation.

The following is the summary of Related party accounts payable and other current liabilities (in millions):

	June 30, 2026	December 31, 2025
Related party accounts payable and other current liabilities	$5.7	$17.2
Paramora warrant obligation	$9.5	$—

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

The Company classified its money market funds within Level 1 because their fair values are based on their quoted market prices.

A summary of the assets and liabilities that are measured at fair value as of June 30, 2026 and December 31, 2025 is as follows (in thousands):

	Fair Value Measurement at June 30, 2026
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$204,176	$204,176	$—	$—
Total	$204,176	$204,176	$—	$—

Liabilities:
Paramora warrant obligation	$9,527	$—	$9,527	$—
Total	$9,527	$—	$9,527	$—

	Fair Value Measurement at December 31, 2025
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$200,628	$200,628	$—	$—
Total	$200,628	$200,628	$—	$—

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

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Contract research and development costs	$655	$1,198
Research and development tax credit receivable	817	875
Prepaid insurance costs	243	577
Value-added tax refund receivable	63	24
Other	1,295	125
Total prepaid expenses and other current assets	$3,073	$2,799

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Employee compensation costs	$1,304	$442
Contract research and development costs	6,378	277
Legal costs	95	587
Other current liabilities	1,102	1,095
Total accrued expenses and other current liabilities	$8,879	$2,401

7. COMMITMENTS AND CONTINGENCIES

During the three and six months ended June 30, 2026, there were no material changes to the Company’s commitments and contingencies as disclosed in Note 11 of the 2025 Consolidated Financial Statements.

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

As of December 31, 2025 and June 30, 2026, no Common Stock dividends had been declared by the board of directors. As of June 30, 2026, there were 16,366 shares of Series B Preferred Stock and 1,722 shares of Series C Preferred Stock issued and outstanding. On May 21, 2026, all 158.361 outstanding shares of Series A Preferred Stock were converted into Common Stock.

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

On February 10, 2026, the Company entered into a sales agreement (the “ATM Agreement”), which was amended on August 10, 2026, pursuant to which it may sell, from time-to-time, shares of Common Stock under an ATM offering program for up to $150.0 million. For the six months ended June 30, 2026, the Company sold 1,240,400 shares under the ATM offering program for net proceeds of $29.3 million, after deducting underwriting discounts and commissions and expenses of $0.6 million and had $120.0 million in remaining capacity under the ATM offering program.

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

Paramora warrants

The Company settled its 2025 obligations under the Paramora Warrant Obligation by issuing Paramora warrants to purchase 628,302 shares of Common Stock, with a per share exercise price equal to $23.01. As of June 30, 2026, none of the warrants issued under the Paramora Warrant Obligation have been exercised. See Note 4 for additional information on the Paramora Warrant Obligation.

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

Series A preferred stock

The Company has designated 200 shares of Series A Preferred Stock. As of June 30, 2026, there were no shares of Series A Preferred Stock issued or outstanding. The Series A Preferred Stock was classified as mezzanine equity (temporary equity) because it was convertible at the option of the holder and contains provisions that could require the Company to issue a variable number of shares of Common Stock.

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

Series B preferred stock

In connection with the Asset Acquisition completed on November 10, 2025, the Company issued 16,366 shares of Series B Preferred Stock. As of June 30, 2026, 16,366 shares of Series B Preferred Stock were issued and outstanding. The Series B Preferred Stock is classified within permanent stockholders’ equity.

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

Series C preferred stock

In connection with the Asset Acquisition and a concurrent PIPE transaction completed in November 2025, the Company issued 43,882 shares of Series C Preferred Stock in aggregate (4,241 shares in the Asset Acquisition and 39,641 shares in the PIPE). As of June 30, 2026, 1,722 shares of Series C Preferred Stock were issued and outstanding. The Series C Preferred Stock is classified within permanent stockholders’ equity.

Each share of Series C Preferred Stock is convertible into 1,000 shares of Common Stock (43,882,000 shares in aggregate on an as-converted basis), subject to beneficial ownership limitations. On February 9, 2026, the Company obtained the stockholder approval required for Nasdaq purposes (“Series C Stockholder Approval”). Following that approval, 42,005 shares of Series C Preferred Stock were automatically converted into 42,005,000 shares of Common Stock (the “Automatic Conversion”), with

1,722 shares remaining outstanding as of February 9, 2026. Each remaining share of Series C Preferred Stock may be converted at the option of the holder, subject to applicable beneficial ownership limitations. Upon conversion, shares are cancelled and retired.

The Series C Preferred Stock does not have general voting rights, except as required by law or to protect the rights of the Series C Preferred Stock. No liquidation preference applies. Dividends, if declared on Common Stock, are payable to holders of Series C Preferred Stock on an as-if-converted basis.

9. STOCK-BASED COMPENSATION

Employee equity plans

In March 2020, the Company’s board of directors and stockholders approved the 2020 Stock Option and Grant Plan (“2020 Plan”). Holders of stock options under the 2020 Plan are entitled to exercise the vested portion of the stock option during the term of the grant. No further equity awards will be granted under the 2020 Plan. Effective as of the Redomestication, the Company's board of directors approved an amendment and restatement of the 2020 Plan to reflect the conversion of Common Stock into Ordinary Shares in connection with the Redomestication.

In October 2020, the Company’s board of directors and stockholders approved the 2020 Equity Incentive Plan (“2020 Equity Plan”). Following the adoption of the 2020 Equity Plan, no further equity awards were issued under the 2020 Plan. Stock-based awards granted under the 2020 Equity Plan generally vest over a four-year period and expire ten years from the grant date. No further equity awards will be granted under the 2020 Equity Plan. Effective as of the Redomestication, the Company's board of directors approved an amendment and restatement of the 2020 Equity Plan to reflect the conversion of Common Stock into Ordinary Shares in connection with the Redomestication.

In November 2022, the Company’s board of directors approved the 2022 Inducement Plan (the “Inducement Plan”), which allows for the grant of equity awards to be made to new employees where the equity award is a material inducement to an employee entering into employment with the Company. The Inducement Plan was adopted by the Company’s board of directors without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4). In December 2025, the Company’s board of directors approved an increase of 7,990,000 shares of Common Stock reserved for issuance under the Inducement Plan. At June 30, 2026, the Company had 3,602,447 shares available for future grant under the Inducement Plan. During the six months ended June 30, 2026, 3,130,013 options were granted under the Inducement Plan at a weighted average exercise price of $24.43. The weighted average remaining contractual terms for these options is 10 years. No equity grants were issued under the Inducement Plan during the six months ended June 30, 2025. Effective as of the Redomestication, the Company's board of directors approved an amendment and restatement of the Inducement Plan to reflect the conversion of Common Stock into Ordinary Shares in connection with the Redomestication.

The Damora Therapeutics, Inc. 2025 Equity Incentive Plan (“2025 Plan”) was adopted by the board of directors of Pre-Acquisition Damora on August 22, 2025. The 2025 Plan provided for Pre-Acquisition Damora to grant stock options, restricted stock awards, restricted stock units, and other stock-based awards to employees, officers, directors, consultants, and advisors. Stock options and restricted stock awards granted under the 2025 Plan generally vest over four years, subject to the participant’s continued service. As of June 30, 2026, there were options to purchase 434,508 shares of Common Stock and 250,725 shares of Restricted Common Stock outstanding under the 2025 Plan. No further equity awards will be granted under the 2025 Plan. Effective as of the Redomestication, the Company's board of directors approved an amendment and restatement of the 2025 Plan to reflect the conversion of Common Stock into Ordinary Shares in connection with the Redomestication.

In February 2026, the Company’s stockholders approved the 2026 Equity Incentive Plan (“2026 Equity Plan”). Following the adoption of the 2026 Equity Plan, no further equity awards will be issued under the 2020 Equity Plan. The initial share pool under the 2026 Equity Plan was 9,299,832 shares of Common Stock, subject to certain adjustments in the event of a change in the Company’s capitalization. Stock-based awards granted under the 2026 Equity Plan generally vest over a four-year period and expire ten years from the grant date. Shares available for grant under the 2026 Equity Plan cumulatively increase by 5% of the number of shares of Common Stock issued and outstanding on January 1st each year until 2035. At June 30, 2026, the Company had 8,705,367 shares available for future grant under the 2026 Equity Plan. Effective as of the Redomestication, the Company's board of directors approved an amendment and restatement of the 2026 Equity Plan to reflect the conversion of Common Stock into Ordinary Shares in connection with the Redomestication.

In February 2026, the Company's stockholder adopted the 2026 Employee Stock Purchase Plan (the “2026 ESPP”). The number of shares of our Common Stock reserved for issuance under the 2026 ESPP is equal to 619,989 subject to an annual increase, to be added on the first day of each fiscal year, beginning January 1, 2027, equal to the lesser of (1) 1% of the number of shares of Common Stock outstanding on the first day of such fiscal year; (2) 1,000,000 shares of our Common Stock; or (3) such other amount as determined by our board of directors. As of June 30, 2026, the Company had not issued any shares under the 2026 ESPP. Effective as of the Redomestication, the Company's board of directors approved an amendment and restatement of the 2026 ESPP to reflect the conversion of Common Stock into Ordinary Shares in connection with the Redomestication.

The following table sets forth the activity for the Company’s stock options during the periods presented:

	Number of Options	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2025	983,375	$28.38	9.2	8,477,387
Granted	3,724,478	$24.29	—	—
Exercised	(92,402)	$7.03	—	—
Cancelled	(91,100)	$123.34	—	—
Outstanding at June 30, 2026	4,524,351	$23.59	9.6	$11,066,420
Vested and expected to vest at June 30, 2026	4,524,351	$23.59	9.6	$11,066,420
Vested and exercisable at June 30, 2026	1,924,268	$21.57	9.4	$10,113,618

The weighted-average grant date fair value of all stock options granted during the six months ended June 30, 2026 was $17.38. The intrinsic value at June 30, 2026 and December 31, 2025 is based on the closing price of the Common Stock on that date of $26.01 and $23.01 per share, respectively.

The Company uses a Black-Scholes option pricing model to determine fair value of its stock options. The Black-Scholes option pricing model includes various assumptions, including the fair value of common shares, expected life of stock options, the expected volatility based on the historical volatility of a publicly traded set of peer companies and the expected risk-free interest rate based on the implied yield on a U.S. Treasury security. The fair value of each option was estimated on the date of grant using the assumptions in the table below:

	For the Six Months Ended June 30,
	2026	2025
Risk-free interest rate	4.0%	4.4%
Expected term (in years)	6.1	5.9
Expected volatility	84.1%	95.9%
Expected dividend yield	0.0%	0.0%

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

As of June 30, 2026, the estimated fair value of the warrants to be granted on December 31, 2026, was approximately $19.2 million. For the six months ended June 30, 2026, $9.5 million was recognized as stock compensation expense related to the amortized expense of the Paramora Warrant Obligation. There was no similar expense for the six months ended June 30, 2025. As of June 30, 2026, the pro-rated unamortized expense related to the Paramora Warrant Obligation was $9.7 million.

The following table summarizes the assumptions used in calculating the fair value of the warrant obligation for the six months ended June 30, 2026:

For the Six Months Ended June 30,
2026
Expected volatility	82.74%
Expected term (in years)	10
Risk-free interest rate	4.4%
Expected dividend yield	—

The Company settled its 2025 obligations under the Paramora Warrant Obligation by issuing Paramora warrants to purchase 628,302 shares of Common Stock with an exercise price of $23.01 per share. As of June 30, 2026, none of the warrants issued under the Paramora Warrant Obligation have been exercised.

Restricted stock units

For the six months ended June 30, 2026, the Company granted 955,005 restricted stock units (“RSUs”) to its employees under the 2022 Inducement Plan. The weighted average grant date fair value of the time-based RSUs was $23.75 for the six months ended June 30, 2026. The RSUs vest 33% after one-year from the grant date and 17% every six-months thereafter, subject to continued service to the Company through the applicable vesting dates. For the three and six months ended June 30, 2026, the Company recognized $1.4 million and $2.1 million in expense related to the RSUs. For the three and six months ended June 30, 2025, the Company recognized a $23,000 and $46,000 expense related to the RSUs, respectively.

The following table sets forth the activity for the Company’s RSUs during the periods presented:

	Restricted Stock Units	Weighted- average grant date fair value
Total nonvested units at December 31, 2025	7,800	$17.75
Granted	955,005	$23.75
Vested	(6,018)	$17.75
Total nonvested units at June 30, 2026	956,787	$23.73

Stock-based compensation

The grant date fair value of stock awards vested during the six months ended June 30, 2026 and 2025 was $1.3 million and $417,000, respectively. Total unrecognized compensation expense related to unvested options granted under the Company’s stock-based compensation plan was $103.1 million at June 30, 2026, which is expected to be recognized over a weighted average period of 3.6 years. The Company recorded stock-based compensation expense related to the issuance of stock as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Research and development (1)	$6,049	$5	$12,335	$10
General and administrative	4,638	167	6,470	341
Total Stock-based compensation	$10,687	$172	$18,805	$351

(1) For the three and six months ended June 30, 2026, $4.5 million and $9.5 million, respectively, was recognized as stock compensation expense related to the Paramora Warrant Obligation. There were no such expenses for the three and six months ended June 30, 2025.

10. INCOME TAXES

As a result of the Company's history of net operating losses (“NOLs”), the Company continues to maintain a full valuation allowance against its domestic net deferred tax assets. For the three and six months ended June 30, 2025, the Company recognized an income tax expense of $4,000 and $6,000, respectively. For both the three and six months ended June 30, 2026, the Company recognized an income tax expense of $0.3 million.

11. NET LOSS PER SHARE

Basic and diluted net loss per share of Common Stock, Series B Preferred Stock and Series C Preferred Stock is calculated as follows (in thousands except share and per share amounts):

	For the Three Months Ended June 30, 2026
	Series B Preferred Stock	Series C Preferred Stock	Common Stock
Net loss per share, basic and diluted:
Numerator
Allocation of losses	$(6,441)	$(678)	$(24,055)
Denominator
Weighted-average shares outstanding	16,366	1,722	61,117,057
Net loss per share, basic and diluted	$(393.59)	$(393.59)	$(0.39)

	For the Three Months Ended June 30, 2025
	Series B Preferred Stock		Series C Preferred Stock		Common Stock
Net loss per share, basic and diluted:
Numerator
Allocation of losses	$		$		$(3,437)
Denominator
Weighted-average shares outstanding		-		-	1,322,553
Net loss per share, basic and diluted		$-		$-	$(2.60)

	For the Six Months Ended June 30, 2026
	Series B Preferred Stock	Series C Preferred Stock	Common Stock
Net loss per share, basic and diluted:
Numerator
Allocation of losses	$(12,893)	$(8,683)	$(37,381)
Denominator
Weighted-average shares outstanding	16,366	11,022	47,449,952
Net loss per share, basic and diluted	$(787.80)	$(787.80)	$(0.79)

	For the Six Months Ended June 30, 2025
	Series B Preferred Stock	Series C Preferred Stock	Common Stock
Net loss per share, basic and diluted:
Numerator
Allocation of losses	$—	$—	$(5,970)
Denominator
Weighted-average shares outstanding	—	—	1,322,283
Net loss per share, basic and diluted	$—	$—	$(4.51)

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	For the Six Months Ended June 30,
	2026	2025
Stock options to purchase Common Stock	4,524,351	241,131
Restricted stock units	956,787	10,452
Outstanding Paramora warrants	628,302	—

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

13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date on which the consolidated financial statements were issued. The Company has concluded that no subsequent events, other than already disclosed, have occurred that require disclosure to the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report for the quarterly period ended June 30, 2026 (this "Quarterly Report") as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "Annual Report") filed with the U.S. Securities and Exchange Commission (the "SEC") on March 19, 2026. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our expected results, outcomes, and the timing of these results and outcomes, plans, objectives, expectations, intentions and projections. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results and the timing of selected events could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. As used in this report, unless the context suggests otherwise, “we”, “us”, “our”, “the Company,” or “Damora” refers to Damora Therapeutics, Inc. and its consolidated subsidiaries taken as a whole.

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

Overview

We are a biopharmaceutical company developing therapies for the treatment of hematologic disorders. We currently have three product candidates designed to treat myeloproliferative neoplasms (“MPNs”), a group of related, chronic disorders of the bone marrow, the first of which recently received approval to begin a Phase 1/1b clinical trial.

These candidates leverage multiple distinct antibody mechanisms to target mutCALR, and together have the potential to address the full spectrum of patients with mutCALR-driven MPNs, regardless of mutation type, disease subtype or disease severity. Combined with proprietary antibody design features enabling high potency across CALR mutation types, we believe each asset profile has best-in-class potential. Our portfolio of mutCALR targeted therapies includes:

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

Both DMR-001 and DMR-002 were designed to have an extended half-life supporting convenient once-monthly subcutaneous administration.

Beginning with our lead asset DMR-001, we are developing these candidates for the treatment of essential thrombocythemia (“ET”), an MPN associated with the overproduction of platelets, and myelofibrosis (“MF”), an MPN involving the overproliferation of blood cells and deposition of fibrous material in the bone marrow and spleen. Approximately 25% and 35% of cases of ET and MF, respectively, are caused by mutCALR rather than mutations in Janus-associated kinase 2 (“JAK2”). In contrast to marketed therapies for ET and MF, DMR-001 is designed to selectively target cells that express mutCALR while avoiding the adverse effects associated with non-specific cytoreductive drugs. Furthermore, DMR-001 was designed to have increased affinity, potency and a prolonged half-life when compared with other antibodies in development that target mutCALR. We believe that DMR-001’s potential to combine increased clinical activity against all mutCALR subtypes and improved pharmacokinetics enabling optimized subcutaneous administration position it as a potential best-in-class therapy for patients with ET and MF.

MPNs are caused by excessive proliferation of myeloid cells. In some patients, including ET patients, MPNs are considered chronic diseases that lead to significant decreases in quality of life. MPNs also include MF, which is associated with poor prognosis and increased mortality. One feature that makes MPNs attractive indications for drug development is that mutations in just a small number of genes are responsible for a significant percentage of cases, which enables the opportunity to develop targeted therapies. Our goal is to develop a portfolio of targeted mutation-directed candidates to address the full spectrum of patients with mutCALR-driven MPNs.

We recently initiated our Phase 1/1b trial of DMR-001 in ET and MF patients, and in parallel to advancing DMR-001, we plan to make our first regulatory submission for DMR-002 in the second half of 2026 and for DMR-003 in 2027.

DMR-001

DMR-001 is a monoclonal antibody that targets mutations in CALR across both Type 1 and non-Type 1 CALR mutations, including Type 2 mutations. CALR mutations are the drivers of about a quarter of all cases of ET, a disease with a prevalence in the United States of about 140,000 patients. ET is characterized by excessive production of platelets, leading to symptoms that range from tingling or burning in the hands and feet to headache, visual problems, weakness, dizziness and increased risk of blood clots, causing heart attacks, strokes and other thromboses. CALR mutations are the drivers of about 35% of all cases of MF, a disease with a prevalence in the United States of about 20,000 patients. MF is characterized by abnormal myeloid cell proliferation leading to inflammation and a fibrotic response in the bone marrow. This results in bone marrow scarring, splenomegaly, elevated cytokine levels, and bone marrow dysfunction. Symptoms include fatigue, easy bruising and bleeding, night sweats and fever. Approximately 17% of ET patients who have CALR mutations progress to MF. We believe there exists at least a $5 billion addressable market in the United States for mutCALR driven ET and MF.

We believe that DMR-001 has the potential to become a best-in-class anti-mutCALR therapy due to two differentiating features compared to marketed therapies and therapies in development, including INCA033989, an anti-mutCALR antibody in clinical development by a third party. First, DMR-001 is a potent, selective mutCALR-targeted antibody with potent activity across both Type 1 and non-Type 1 CALR mutations, including Type 2 mutations. Second, DMR-001 was engineered to have an increased half-life in circulation through the incorporation of sequence modifications that have been shown to improve pharmacokinetics and meaningfully extend the half-life of drugs in humans. We believe the combination of these features should enable DMR-001 to show improved clinical activity with a less frequent and more convenient subcutaneous delivery compared to other approaches.

At the European Hematology Association (“EHA”) 2026 Congress, we presented preclinical data for DMR-001 highlighting its best-in-class potential. Compared to a reference mutCALR monoclonal antibody that we generated internally for research purposes, DMR-001 showed higher affinity and slower off-rate in Type 1 and Type 2 kinetic binding models, stronger on-cell binding and inhibition of proliferation in Type 1 and Type 2 cellular assays, and longer half-life in non-human primates. Notably,

DMR-001 showed 26-fold greater inhibition of cell proliferation in Type 2 mutCALR and 5-fold longer half-life versus the reference mutCALR antibody. These comparisons are based on preclinical studies conducted by us and not on head-to-head clinical trials, and results observed in preclinical models may not be predictive of results in humans.

Summary of DMR-001 preclinical data presented at EHA 2026 Congress

	DMR-001	mutCALR reference antibody
Specificity	CALR mutant specific	CALR mutant specific
Affinity to Type 1 del52 mutCALR (KD)	0.074 nM	1.92 nM
Affinity to Type 2 ins5 mutCALR (KD)	0.31 nM	9.20 nM
Fc status	Effector null	Effector null
Non-human primate PK half-life (days)	15	3.1
Predicted dosing	Subcutaneous, monthly	Intravenous, every two weeks

PK, pharmacokinetics; nM, nanomolar

We recently initiated our Phase 1/1b trial of DMR-001 in ET and MF patients, with receipt of health authority approval in the first country. We plan to complete additional regulatory submissions for DMR-001 in the second half of 2026 to expand the Phase 1/1b trial globally and enable two proof-of-concept readouts beginning mid-2027. The Phase 1/1b trial is designed to rapidly identify a recommended dose for the expansion cohorts leveraging an adaptive Bayesian design enabling patient enrichment, dose escalation in a combined ET and MF population, and a starting dose of 100 mg administered subcutaneously once monthly, which is expected to be in the range of anticipated therapeutic exposure based on preclinical data showing high potency and extended half-life. We plan to initiate expansion cohorts next year in multiple ET and MF patient populations. Subject to the results of this Phase 1/1b trial, we plan to initiate Phase 3 development of DMR-001 as early as mid-2028.

Our Strategy

Our goal is to develop potential best-in-class therapies to treat a range of hematologic disorders, including MPNs such as ET and MF. Our strategy to achieve this is as follows:

• Rapidly execute the global Phase 1/1b clinical trial of DMR-001. We aim to rapidly advance the global Phase 1/1b trial of DMR-001 to confirm DMR-001’s differentiated profile, identify a recommended dose for future studies and explore its clinical potential in multiple ET and MF patient populations. We expect the readout of two proof-of-concept datasets from this trial beginning mid-2027 and anticipate these data will support our plans for Phase 3 registration-directed trials for DMR-001.

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

• Advance DMR-002 and DMR-003 into clinical development, as part of a comprehensive portfolio strategy. Our differentiated portfolio leverages multiple distinct antibody mechanisms with the potential to address the full spectrum of patients with mutCALR-driven MPNs, regardless of mutation type, disease subtype or disease severity. This includes our lead asset DMR-001, an Fc null antibody, as well as DMR-002, an afucosylated antibody, and DMR-003, a bi-specific T-cell engager. As we advance DMR-001, we plan to make our first regulatory submissions for DMR-002 in the second half of 2026 and for DMR-003 in 2027.

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

Under the Paragon Option Agreement, we are required to pay Paragon a one-time, non-refundable research initiation fee within 30 days following finalization of a Research Plan (as defined in the Paragon Option Agreement) in the amount of $1.25 million for each of DMR-001, DMR-002, and DMR-003. The Research Plans for each of DMR-001, DMR-002, and DMR-003 were completed in December 2025, and we paid the related fees in January 2026. Under the Paragon Option Agreement, on a Research Program-by-Research Program (as defined therein) and product-by-product basis, we are required to make one-time non-refundable milestone payments to Paragon of up to a total of $22.0 million, upon the achievement of certain clinical development and regulatory milestones. On April 28, 2026, we exercised the Option available under the Paragon Option Agreement with respect to the DMR-002 research program.

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

On February 10, 2026, we entered into the ATM Agreement, which was amended on August 10, 2026, pursuant to which we may sell, from time-to-time, shares of our Common Stock under an ATM offering program for up to $150.0 million. During the three and six months ended June 30, 2026, the Company sold an aggregate of 1,240,400 shares of common stock under the ATM offering program to a single institutional investor at a price per share of $24.16 resulting in net proceeds of $29.3 million.

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

Redomestication

On July 16, 2026, we changed our jurisdiction of incorporation from the State of Delaware to the Cayman Islands (the “Redomestication”) pursuant to a plan of conversion. The Redomestication became effective on July 16, 2026 and was accomplished by the filing of (i) a Certificate of Conversion with the Secretary of State of the State of Delaware and (ii) the requisite documents required under section 201 of the Companies Act (as amended) of the Cayman Islands, as well as our Cayman Islands memorandum and articles of association, with the Cayman Islands Registrar of Companies. We will continue to be treated as a U.S. corporation for all purposes under the U.S. Internal Revenue Code of 1986, as amended. For additional information, see Note 1 to our unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Business and Macroeconomic Conditions

The extent of the impact of macroeconomic events and conditions, including inflation, increasing interest rates, increasing financial market volatility and uncertainty, the impacts of geopolitical instabilities and government actions, including the ongoing military conflict in Ukraine, conflict between Israel and various other parties, conflicts in the Middle East, geopolitical tensions between China and the United States, and the implementation of tariffs, sanctions, export or import controls, and other measures that restrict international trade by the United States, China or other governments, and their potential supply chain impact, and public health pandemics on our operational and financial performance will continue to depend on certain developments, including the impact on our clinical studies, employee or industry events, and effect on our suppliers and manufacturers, all of which are uncertain and cannot be predicted. Adverse effects of these large macroeconomic conditions have been prevalent in many of the areas where we and our suppliers or third-party business partners conduct business, and as a result, we may experience disruptions in our operations. We may experience disruptions or delays due to these factors as well as delays due to labor shortages and supply chain disruptions in distribution of clinical trial materials, trial monitoring and data analysis that could materially adversely impact our business, results of operations and overall financial performance in future periods. As of the filing date of this Quarterly Report, the extent to which these macroeconomic events and conditions may impact our financial condition, results of operations or guidance is uncertain. The effect of these macroeconomic events and conditions may not be fully reflected in our results of operations and overall financial performance until future periods. See Part II, Item 1A “Risk Factors” for further discussion of the possible impact of these macroeconomic conditions on our business.

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

For the three and six months ended June 30, 2026, we recognized $5.8 million and $17.8 million, respectively, of research and development expenses in connection with services provided by Paragon under the Paragon Option Agreement in our consolidated statement of operations and comprehensive loss.

We have historically met the requirements to receive a tax credit in Denmark of up to $0.8 million per year for losses resulting from research and development costs of up to approximately $3.9 million per year. The tax credit is reported as a reduction to research and development expense in the consolidated statements of operations. We recorded a tax credit of $0.4 million in the six months ended June 30, 2025. We recorded a tax credit of $0.1 million in the six months ended June 30, 2026. The credits are available the following year, in 2027 and 2026, respectively.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following sets forth our results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Change
	2026	2025	Amount	Percent
		(in thousands)
Operating expenses
Research and development	$25,540	$1,465	$24,075	1643%
General and administrative	9,454	1,956	7,498	383%
Total operating expenses	34,994	3,421	31,573	923%
Loss from operations	(34,994)	(3,421)	(31,573)	923%
Other income (loss), net	4,075	(12)	4,087	-34058%
Loss before income tax expense	(30,919)	(3,433)	(27,486)	801%
Income tax expense	(255)	(4)	(251)	6275%
Net loss	$(31,174)	$(3,437)	$(27,737)	807%

Research and Development Expenses

Research and development expenses were comprised of:

	Three Months Ended June 30,
	2026	2025	Change
	(in thousands)
Preclinical studies and clinical trial-related activities	$4,715	$327	$4,388
Amortized cost of Paramora warrant obligation	4,543	—	4,543
Chemistry, manufacturing and control	9,916	817	9,099
Personnel	2,848	76	2,772
Consultants and other costs	3,518	245	3,273
Total research and development expenses	$25,540	$1,465	$24,075

Research and development expenses were $25.5 million for the three months ended June 30, 2026, compared to $1.5 million for the three months ended June 30, 2025. The increase of $24.1 million was primarily related to increased preclinical studies and clinical trial-related expenses of $4.4 million, all of which related to costs incurred by Paragon under the Paragon Option Agreement, costs related to the Paramora Warrant Obligation of $4.5 million, increased chemistry, manufacturing and control (“CMC”) activities of $9.1 million, increased personnel costs of $2.8 million (of which $1.5 million relates to stock-based compensation expense) and increased consulting related costs and other research and development costs of $3.3 million.

General and Administrative Expenses

General and administrative expenses were $9.5 million for the three months ended June 30, 2026, compared to $2.0 million for the three months ended June 30, 2025. The increase of $7.5 million was primarily related to increased personnel costs of $1.3 million, increased stock-based compensation expense of $4.5 million, increased professional fees of $0.8 million, and increased other general and administrative costs of $0.9 million.

Other Income (Expense), Net

Other income, net was $4.1 million for the three months ended June 30, 2026, compared to other expense, net of less than $0.1 million for the three months ended June 30, 2025. The increase of $4.1 million was due to increased interest income as a result of the recent financings.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following sets forth our results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,		Change
	2026	2025	Amount	Percent
		(in thousands)
Operating expenses
Research and development	$49,317	$2,143	$47,174	2201%
General and administrative	16,488	3,877	12,611	325%
Total operating expenses	65,805	6,020	59,785	993%
Loss from operations	(65,805)	(6,020)	(59,785)	993%
Other income, net	7,145	56	7,089	12659%
Loss before income tax expense	(58,660)	(5,964)	(52,696)	884%
Income tax expense	(297)	(6)	(291)	4850%
Net loss	$(58,957)	$(5,970)	$(52,987)	888%

Research and Development Expenses

Research and development expenses were comprised of:

	Six Months Ended June 30,
	2026	2025	Change
	(in thousands)
Preclinical studies and clinical trial-related activities	$8,371	$467	$7,904
Amortized cost of Paramora warrant obligation	9,527	—	9,527
Chemistry, manufacturing and control	19,771	1,013	18,758
Personnel	4,958	149	4,809
Consultants and other costs	6,690	514	6,176
Total research and development expenses	$49,317	$2,143	$47,174

Research and development expenses were $49.3 million for the six months ended June 30, 2026, compared to $2.1 million for the six months ended June 30, 2025. The increase of $47.2 million was primarily related to increased preclinical studies and clinical trial-related expenses of $7.9 million, all of which related to costs incurred by Paragon under the Paragon Option Agreement, costs related to the Paramora Warrant Obligation of $9.5 million, increased chemistry, manufacturing and control (“CMC”) activities of $18.8 million, increased personnel costs of $4.8 million (of which $2.8 million relates to stock-based compensation expense) and increased consulting related costs and other research and development costs of $6.2 million.

General and Administrative Expenses

General and administrative expenses were $16.5 million for the six months ended June 30, 2026, compared to $3.9 million for the six months ended June 30, 2025. The increase of $12.6 million was primarily related to increased personnel costs of $3.0 million, increased stock-based compensation costs of $6.1 million, increased professional fees of $2.4 million, and increased other general and administrative costs of $1.1 million.

Other Income (Expense), Net

Other income, net was $7.1 million for the six months ended June 30, 2026, compared to $0.1 million for the six months ended June 30, 2025. The increase of $7.0 million was due to increased interest income as a result of the recent financings.

Liquidity and Capital Resources

Sources of Liquidity

Our operations to date have been financed primarily through our initial public offering, the sale and issuance of Common Stock and preferred shares and, prior to becoming a public company, convertible notes. During the six months ended June 30, 2026, we entered into an underwriting agreement in February 2026 with certain underwriters to issue and sell 16,644,737 shares of our Common Stock, which included the full exercise by the underwriters of their option to purchase an additional 2,171,052 shares, at a public offering price of $19.00 per share. The net proceeds from this offering were approximately $295.5 million, after deducting underwriting discounts and commissions and expenses of the offering. In February 2026, we entered into the ATM Agreement, which was amended on August 10, 2026, pursuant to which we may sell, from time-to-time, Ordinary Shares (formerly Common Stock) under an ATM offering program for up to $150.0 million. As of June 30, 2026, we sold an aggregate of 1,240,400 shares of our Common Stock under the ATM offering program to a single institutional investor at a price per share of $24.16 resulting in net proceeds of $29.3 million.

Since inception, we have had significant operating losses. Our net losses were $31.2 million and $3.4 million for the three months ended June 30, 2026 and 2025, respectively, and $59.0 million and $6.0 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $546.3 million and $540.5 million in cash and cash equivalents. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2026	2025
		(in thousands)
Net cash used in operating activities	$(42,465)	$(4,676)
Net cash provided by financing activities	325,426	—
Net increase (decrease) in cash and cash equivalents	$282,961	$(4,676)

Net Cash Used in Operating Activities

Cash used in operating activities of $42.5 million during the six months ended June 30, 2026 was attributable to our net loss of $59.0 million, a net decrease of $7.1 million in our working capital, and a net increase in non-cash items of $9.3 million principally with respect to non-cash stock-based compensation.

Cash used in operating activities of $4.7 million during the six months ended June 30, 2025 was attributable to our net loss of $6.0 million, offset by a net increase in non-cash items of $0.4 million of non-cash stock-based compensation and a net decrease of $0.1 million in our working capital.

Net Cash Provided by Financing Activities

Cash provided by financing activities of $325.4 million for the six months ended June 30, 2026 was primarily attributable to entering into an underwriting agreement in February 2026 with certain underwriters to issue and sell 16,644,737 shares of our Common Stock, which included the full exercise by the underwriters of their option to purchase an additional 2,171,052 shares, at a public offering price of $19.00 per share. The net proceeds from this offering were approximately $295.5 million, after deducting underwriting discounts and commissions and expenses of the offering.

We had no financing activities for the six months ended June 30, 2025.

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

In order to complete the development of DMR-001, DMR-002, DMR-003 or any future product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize product candidates, if approved, we will require substantial additional capital. Accordingly, until such time that we can generate a sufficient amount of revenue from product sales or other sources, if ever, we expect to seek to raise any necessary additional capital through private or public equity or debt financings, loans or other capital sources, which could include income from collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. To the extent that we raise additional capital through equity financings, such as our ATM offering program, or convertible debt securities, the ownership interest of our shareholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our holders of Ordinary Shares. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our Ordinary Shares, make certain investments or engage in merger, consolidation, licensing, or asset sale transactions. If we raise capital through collaborations, partnerships, and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional capital from these sources on favorable terms, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from bank failures, other general macroeconomic conditions and otherwise. Our failure to obtain sufficient capital on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to seek other alternatives which may include, among others, a delay or termination of our clinical trials or the development of our product candidates, temporary or permanent curtailment of our operations, a sale of our assets, or other alternatives with strategic or financial partners. We cannot provide assurance that we will ever generate positive cash flow from operating activities.

Our primary uses of capital are, and we expect will continue to be, costs related to third-party research, manufacturing and development services; laboratory expenses and costs for related supplies; clinical costs; compensation-related expenses; legal and other regulatory expenses; costs to operate as a public company; and general overhead costs.

Based on current estimates of our expenses going forward, we believe that our existing cash and cash equivalents of $540.5 million as of June 30, 2026 will be sufficient to fund our operations into the second half of 2029. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

The fair value of our awards in the three months ended June 30, 2026 has been estimated using Black-Scholes based on the following assumptions: term of 6.1 years; volatility of 84.1%; risk-free rate of 4.0%; and no expectation of dividends. The fair value of our awards in the three months ended June 30, 2025 has been estimated using Black-Scholes based on the following assumptions: term of 5.9 years; volatility of 95.9%; risk-free rate of 4.4%; and no expectation of dividends.

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

We recognize tax benefits from uncertain tax positions only if (based on the technical merits of the position) it is more likely than not that the tax positions will be sustained on examination by the tax authority. The tax benefits recognized in the financial statements from such positions are measured based on the largest amount that is more than 50% likely to be realized upon ultimate settlement. We have not recorded any uncertain tax positions as of June 30, 2026 or December 31, 2025. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months. In the event we are assessed interest or penalties at some point in the future, they will be classified in the consolidated financial statements as a component of income tax expense. We have not incurred any interest or penalties.

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

Recently Adopted Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our consolidated financial statements for the three and six months ended June 30, 2026 and 2025 for a discussion of recent accounting pronouncements.

Contractual Obligations

We enter into contracts in the normal course of business with third-party service providers for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts generally provide for termination upon notice, and therefore, we believe that our non-cancelable obligations under these agreements are not material and we cannot reasonably estimate the timing of if and when they will occur. Refer to Note 3, “Related Party Transactions,” in the accompanying notes to our consolidated financial statements for the three and six months ended June 30, 2026 and 2025 for a discussion of our obligations under the Paragon Option Agreement. We could also enter into additional research, manufacturing, supplier and other agreements in the future, which may require up-front payments and even long-term commitments of cash.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

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

PART II - OTHER INFORMATION

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

Risk Factor Summary

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

•
There is no guarantee that our acquisition of Pre-Acquisition Damora in November 2025 will increase shareholder value.
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

Risks Related to the Ownership of Our Ordinary Shares

•
The market price of our Ordinary Shares has been and is expected to continue to be volatile.
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

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

There is no guarantee that our acquisition of Pre-Acquisition Damora will increase shareholder value.

In November 2025, we acquired Pre-Acquisition Damora. We cannot guarantee that implementing the Asset Acquisition and related transactions will not impair shareholder value or otherwise adversely affect our business. The Asset Acquisition poses significant integration challenges between our businesses which could result in management and business disruptions, any of which could harm our results of operation, business prospects, and impair the value of the Asset Acquisition to our shareholders.

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

As a result, we will require substantial additional funding to continue our operations. As of June 30, 2026, we had $540.5 million of cash and cash equivalents. We expect that our existing cash and cash equivalents will be sufficient to fund our operations into the second half of 2029. We will still need to raise additional capital to continue to fund our operations in the future. If we are unable to raise additional capital when needed, that could raise substantial doubt about our ability to continue as a going concern.

We may be required to seek additional funds sooner than planned through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, and adequate additional financing may not be available to us on acceptable terms, or at all. Such financing may dilute our shareholders or the failure to obtain such financing may restrict our operating activities. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our business. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be diluted, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect the rights of our shareholders. Debt financing may result in the imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to current or future collaborations with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. Our ability to raise additional capital may be adversely impacted by global macroeconomic conditions and volatility in the credit and financial markets in the United States and worldwide. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our product candidates, clinical trials or future commercialization efforts or cease our operations.

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

We have incurred significant net losses in each period since our inception in 2011. For the three months ended June 30, 2026 and 2025, we had net losses of $31.2 million and $3.4 million, respectively. As of June 30, 2026, we had an accumulated deficit of $546.3 million. We expect to continue to incur losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

Our failure to become profitable would decrease our value and could impair our ability to raise capital, maintain our research and development efforts, expand our business and/or continue our operations. A decline in the value of our stock could also cause shareholders to lose all or part of their investment.

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

Our future success is substantially dependent on our ability to timely obtain regulatory approval for, and then successfully commercialize, DMR-001. We are initially investing a majority of our efforts and financial resources into the research and development of this program. We recently initiated our Phase 1/1b trial of DMR-001 in ET and MF patients, with receipt of health authority clearance in the first country. We plan to complete additional regulatory submissions for DMR-001 in the second half of 2026 to expand the Phase 1/1b trial globally. The success of DMR-001 is dependent on observing rapid and sustained reduction in excess platelets, the key pathology in ET, compared to other anti-mutCALR antibody product candidates in clinical development. This is based in part on the assumption that the increased in vitro potency and improved pharmacokinetics observed in non-human primates (“NHPs”) will translate into inhibition of Type 1 and Type 2 mutCALR-dependent cell proliferation and improved pharmacokinetic properties of DMR-001 in humans, resulting in a more convenient dosing regimen. To the extent we do not observe this inhibition of Type 1 and Type 2 mutCALR-dependent cell proliferation or improved pharmacokinetic properties in our global Phase 1/1b clinical trial of DMR-001 or in additional clinical trials, it would significantly and adversely affect the clinical and commercial potential of DMR-001..

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

As part of our strategy, we plan to evaluate additional opportunities to enhance our capabilities and expand our development pipeline or add development or commercialization capabilities. We may not realize the benefits of such collaborations, alliances or licensing arrangements. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing shareholders or disrupt our management and business.

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

The rules governing U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service (“IRS”) and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our shareholders or us. We assess the impact of various tax reform proposals and modifications to existing tax treaties in all jurisdictions where we have operations to determine the potential effect on our business and any assumptions we have made about our future taxable income. We cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on our business if they were to be enacted.

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

Risks Related to the Ownership of Our Ordinary Shares

The market price of our Ordinary Shares has been and is expected to continue to be volatile.

The market price of our Ordinary Shares has been and is expected to continue to be subject to significant fluctuations. Some of the factors that may cause the market price of our Ordinary Shares to fluctuate include:

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

• significant lawsuits, including patent or shareholder litigation;

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

• trading volume of our Ordinary Shares;

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

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our Ordinary Shares. In addition, a recession, depression or other sustained adverse market event could materially and adversely affect our business and the value of our Ordinary Shares. In the past, following periods of volatility in the market price of a company’s securities, shareholders have often instituted class action securities litigation against such companies. Furthermore, market volatility may lead to increased shareholder activism if we experience a market valuation that activists believe is not reflective of our intrinsic value. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results, financial condition and cash flows.

We are governed by Cayman Islands law, and certain provisions of our Articles of Association have anti-takeover implications.

Our organizational documents are governed by Cayman Islands law, and certain provisions in our Articles of Association may discourage, delay or prevent a merger, acquisition or other change in control of the Company that shareholders may consider favorable, including transactions in which holders of our Ordinary Shares might otherwise receive a premium price for their Ordinary Shares. These provisions could also limit the price that investors might be willing to pay in the future for our Ordinary Shares, thereby depressing the market price of our Ordinary Shares. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by any shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our board of directors. Among other things, these provisions:

• provide for a classified board of directors such that not all members of our board of directors are elected at one time;

• allow the authorized number of directors to be changed only by resolution of our board of directors, subject to the terms of the Series B Certificate of Designation;

• limit the manner in which shareholders can remove directors from our board of directors;

• provide for advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on at shareholder meetings;

• limit who may call a general meeting of shareholders;

• authorize the board of directors to issue preferred shares without shareholder approval, which could be used to institute a “poison pill” that would work to dilute the share ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and

• require a special resolution to amend provisions of the Articles of Association.

In addition, the Series B Certificate of Designation relating to the Series B Preferred Shares may delay or prevent a change in control of the Company. At any time while at least 30% of the originally issued Series B Preferred Shares remain issued and outstanding, we may not (a) consummate (i) any Fundamental Transaction (as defined in the Series B Certificate of Designation) or (ii) any merger or consolidation of the Company or other business combination in which the holders of the Series B Preferred Shares of the Company immediately before such transaction do not hold at least a simple majority on an as-converted- basis of the share capital of the Company immediately after such transaction, (b) increase the size of the board of directors, (c) adopt, amend or repeal any written delegation of authority policy, corporate authority matrix or similar document, framework or schedule unless such adoption, amendment or repeal has been approved by the unanimous vote of the board of directors or (d) retain or replace the Company’s registered independent accounting firm, independent compensation consultant or corporate counsel. This provision of the Series B Certificate of Designation may make it more difficult for us to enter into any of the aforementioned transactions, even potential change of control transactions that could offer a premium over the market value of the Company to holders of our

Ordinary Shares, as it would require the separate consent of the board of directors, acting together, or a simple majority of the issued and outstanding Series B Preferred Shares.

Our Articles of Association designate the courts of the Cayman Islands as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could limit your ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our Articles of Association provide that, unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our Articles of Association or otherwise related in any way to each shareholder’s shareholding in us, including, but not limited to: (i) any derivative action or proceeding brought on behalf of us; (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former directors, officers or other employees to us or our shareholders; (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our Articles of Association; or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States of America) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our Articles of Association does not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, the Exchange Act of 1934, or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States of America, the sole and exclusive forum for determination of such a claim.

Our Articles of Association also provide that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we are entitled, without proof of special damages, to the remedies of injunction, specific performance, or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law, or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ memorandum and articles of association or other charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our Articles of Association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have adverse effect on our business and financial performance.

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

We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition as well as other disclosure and corporate governance requirements. However, as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Exchange Act, in at least the near term, we may take advantage of exemptions from disclosure requirements and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. In addition, as a smaller reporting company with less than $100.0 million in annual revenue, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. Once we are no longer a smaller reporting company or otherwise no longer qualify for these exemptions, we will be required to comply with these additional legal and regulatory requirements applicable to public companies and will incur significant legal, accounting and other expenses to do so. If we are not able to comply with the requirements in a timely manner or at all, our financial condition or the market price of our Ordinary Shares may be harmed. For example, if we or our independent auditor identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could face additional costs to remedy those deficiencies, the market price of our stock could decline or we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our Ordinary Shares could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities.

We do not anticipate that we will pay any cash dividends in the foreseeable future.

The current expectation is that we will retain our future earnings, if any, to fund the growth of our business as opposed to paying dividends. As a result, capital appreciation, if any, of our Ordinary Shares will be the sole source of gain, if any, for our shareholders for the foreseeable future.

Future sales of shares by existing shareholders could cause our stock price to decline.

If existing securityholders sell, or indicate an intention to sell, substantial amounts of our Ordinary Shares in the public market after legal restrictions on resale in connection with our recent merger lapse, the trading price of our Ordinary Shares could decline. In addition, shares of Ordinary Shares that are subject to outstanding options will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these shares are sold, the trading price of our Ordinary Shares could decline.

Our executive officers, directors and principal shareholders have the ability to control or significantly influence all matters submitted to our shareholders for approval.

Our executive officers, directors and principal shareholders, in the aggregate, beneficially own a significant portion of our outstanding shares of Ordinary Shares (on a fully-diluted basis), subject to beneficial ownership limitations. As a result, if these shareholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our shareholders for approval, as well as our management and affairs. For example, these shareholders, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other shareholders may desire.

Conflicts of interest may arise between us and Paragon or us and Fairmount.

In connection with the Asset Acquisition, we assumed the rights and obligations of Pre-Acquisition Damora under the Paragon Option Agreement. See the section titled “Paragon Option Agreement” for more information on the Paragon Option Agreement. Fairmount beneficially owns more than 5% of Paragon, appointed Paragon’s board of directors, and has the contractual right to approve the appointment of any executive officers of Paragon. Paramora is an entity formed by Paragon as a vehicle to hold equity in Pre-Acquisition Damora (and as a result of the Asset Acquisition, us) in order to share profits with certain employees of Paragon. Fairmount beneficially owns 19.99% of our Ordinary Shares assuming conversion of the Series B Preferred Shares and Series C Preferred Shares into Ordinary Shares (in each case, subject to beneficial ownership limitations). Three of our directors are affiliated with Fairmount (Peter Harwin, Christopher Cain, Ph.D., and Julianne Bruno) and were appointed in accordance with the Acquisition Agreement. The remaining three members of the board of directors are not affiliated with Fairmount or Paragon.

Our relationship with Paragon, Paramora, Fairmount and our non-employee directors may create, or may create the appearance of, conflicts of interest when we are faced with decisions that could have different implications for Paragon or Paramora than the decisions have for us. For example, such conflicts may arise in connection with the selection of additional targets, the exercise of options under the Paragon Option Agreement, the negotiation of the terms of any future license agreements, the allocation of resources and expenses, the enforcement or defense of intellectual property rights, the pursuit of strategic partnerships or transactions, or the resolution of any disputes that may arise between us and Paragon or Paramora. We expect that the decision to amend the Paragon Option Agreement or enter into any similar agreements or license agreements with Paragon will be subject to the approval of the board of directors. All directors owe fiduciary duties pursuant to Cayman Islands law, and directors are expected to comply with their respective fiduciary duties under Cayman Islands law relevant to related party transactions. We have previously adopted a related party transaction approval policy and our audit committee will be responsible for the review, consideration and approval or ratification of related party transactions.

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

The trading market for our Ordinary Shares is influenced by the research and reports that equity research analysts publish about us and our business. Equity research analysts may elect to not provide research coverage of our Ordinary Shares, and such lack of research coverage may adversely affect the market price of our Ordinary Shares. In addition, we do not have any control over the analysts or the content and opinions included in their reports. The price of our Ordinary Shares could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts cease coverage of us or fail to publish reports on us regularly, demand for our Ordinary Shares could decrease, which in turn could cause our stock price or trading volume to decline.

Our ability to use net operating loss (“NOL”) carryforwards and other tax attributes may be limited, including as a result of our recent merger.

We do not expect to become profitable in the near future and may never achieve profitability. As of December 31, 2025, we had federal and state NOL carryforwards and federal and state research and development credits that may be used to offset future taxable income. Under current law, our U.S. federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal law. In addition, under Sections 382 and 383 of the Internal Revenue Code (the “Code”), U.S. federal NOL carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more shareholders or groups of shareholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including, as discussed above, in connection with our recent merger or other transactions. Similar rules may apply under state tax laws. If we earn taxable income, such limitations could result in increased future income tax liability to us, and our future cash flows could be adversely affected.

The class structure of our capital stock may limit your ability to influence corporate matters and may limit your visibility with respect to certain transactions.

The class structure of our capital stock may limit your ability to influence corporate matters. Holders of Ordinary Shares are entitled to one vote per share, while holders of the Series B Preferred Shares and Series C Preferred Shares are not entitled to any votes. Nonetheless, each Series B Preferred Share and Series C Preferred Share may be converted at any time into 1,000 Ordinary Shares at the option of the holder by providing written notice to us, subject to beneficial ownership limitations and the limitations provided for in our Cayman Islands memorandum and articles of association and the related certificates of designation. Consequently, if holders of our Series B Preferred Shares and Series C Preferred Shares exercise their option to make this conversion, this will have the effect of increasing the relative voting power of those prior holders of Series B Preferred Shares and Series C Preferred Shares, respectively, and correspondingly decreasing the voting power of the holders of Ordinary Shares, which may limit your ability to influence corporate matters.

Although Series B Preferred Shares do not have voting rights on proposals presented to our holders of Ordinary Shares, at any time while at least 30% of the originally issued Series B Preferred Shares remain issued and outstanding, we will not, without the affirmative vote of the holders of a majority of the then outstanding Series B Preferred Shares, (i) consummate (x) any Fundamental Transaction (as defined in the Series B Certificate of Designation) or (y) any merger or consolidation of the Company with or into another entity or any stock sale to, or other business combination in which our shareholders immediately before such transaction do not hold at least a majority of our capital stock immediately after such transaction, (ii) increase the size of the board of directors, (iii) adopt, amend or repeal any written delegation of authority policy, corporate authority matrix or similar document, framework or schedule unless such adoption, amendment or repeal has been approved by the unanimous vote of the board of directors, or (iv) retain or replace our registered independent public accounting firm, independent compensation consultant or corporate counsel.

Additionally, shareholders who hold, in the aggregate, more than 10% of our Ordinary Shares, Series B Preferred Shares and Series C Preferred Shares outstanding, but beneficially own 10% or less of Ordinary Shares, and are not otherwise an insider, may not be required to report changes in their ownership due to transactions in the Series B Preferred Shares and Series C Preferred Shares pursuant to Section 16(a) of the Exchange Act, and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 21, 2026, all 158.361 outstanding shares of Series A Preferred Stock were converted into 158,361 shares of Common Stock in accordance with their terms. The shares of Common Stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act, and no commission or other remuneration was paid or given for soliciting the conversion.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Appointment of Director

On August 6, 2026, our board of directors appointed Andrew Cheng, M.D., Ph.D. as a Class III director effective as of August 12, 2026 (the “Effective Date”). In connection with his appointment, Dr. Cheng was appointed as a member of the Compensation Committee of the board of directors.

Andrew Cheng, M.D., Ph.D. (Age 59). Dr. Cheng has served as President, Chief Executive Officer and Chairman of the Board of Avere Therapeutics, a biotechnology company, since 2026. He previously served as President and Chief Executive Officer of Akero Therapeutics, Inc. (NASDAQ: AKRO), a biotechnology company, from 2018 until its acquisition by Novo Nordisk in December 2025, where he also served on the board of directors. Prior to Akero, he spent nearly two decades at Gilead Sciences, where his last role was Chief Medical Officer. Dr. Cheng serves on the board of directors of Vera Therapeutics (NASDAQ: VERA) and he previously served as a board member at MorphoSys (NASDAQ: MOR), until its acquisition by Novartis in 2024, and Arbutus Biopharma Corporation (NASDAQ: ABUS). Dr. Cheng received his M.D. and Ph.D. from Columbia University College of Physicians and Surgeons and completed his internal medicine residency at the University of California, Los Angeles and was board certified in internal medicine.

In connection with his appointment as a director, Dr. Cheng will receive a cash retainer and an initial grant of equity awards in accordance with the Company’s non-employee director cash and equity compensation program. The equity award will be an option to purchase the lesser of (i) 40,000 Ordinary Shares or (ii) a number of Ordinary Shares determined by dividing $700,000 by the Black-Scholes value of an option to purchase one Ordinary Share on the date of grant, under the 2026 Equity Plan, with an exercise price per share equal to the closing price of the Company’s Ordinary Shares on the date of grant. This option will vest and become exercisable in equal monthly installments through the third anniversary of the date of grant, subject to Dr. Cheng’s continued service as a director through each applicable vesting date.

In connection with his appointment as a director, Dr. Cheng will enter into our standard form of indemnification agreement for directors, a copy which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

There are no family relationships between Dr. Cheng and any of our executive officers or directors. There are no arrangements or understandings between Dr. Cheng and any other person pursuant to which he was appointed as one of our directors. Dr. Cheng is not a party to any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

On the Effective Date, our board of directors increased its size from six to seven members.

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, none of the Company’s directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File / Reg. Number

2.1†	Agreement and Plan of Merger, dated November 10, 2025, by and among the Registrant, Daylight Merger Sub I, Inc., Daylight Merger Sub II, LLC and Damora Therapeutics, Inc.	Form 8-K (Exhibit 2.1)	November 10, 2025	001-39655

2.2	Plan of Conversion.	Form 8-K (Exhibit 2.1)	July 20, 2026	001-39655

3.1	Cayman Memorandum and Articles of Association.	Form 8-K (Exhibit 3.1)	July 20, 2026	001-39655

3.2	Cayman Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Shares.	Form 8-K (Exhibit 3.2)	July 20, 2026	001-39655

3.3	Cayman Certificate of Designation of Preferences, Rights and Limitation of Series B Non-Voting Convertible Preferred Shares.	Form 8-K (Exhibit 3.3)	July 20, 2026	001-39655

3.4	Cayman Certificate of Designation of Preferences, Rights and Limitation of Series C Non-Voting Convertible Preferred Shares.	Form 8-K (Exhibit 3.4)	July 20, 2026	001-39655

10.1#	Form of Indemnification Agreement for directors and officers.	Form 8-K (Exhibit 10.1)	July 20, 2026	001-39655

10.2#*	Amended and Restated Damora Therapeutics, Inc. 2020 Stock Option and Grant Plan.

10.3#*	Amended and Restated Damora Therapeutics, Inc. 2020 Equity Incentive Plan.

10.4#*	Amended and Restated Damora Therapeutics, Inc. 2022 Inducement Plan.

10.5#*	Form of Option Award Agreement under the Amended and Restated Damora Therapeutics, Inc. 2022 Inducment Plan.

10.6#*	Form of Restricted Stock Unit Agreement under the Amended and Restated Damora Therapeutics, Inc. 2022 Inducment Plan.

10.7#*	Amended and Restated Damora Therapeutics, Inc. 2025 Equity Incentive Plan.

10.8#*	Amended and Restated Damora Therapeutics, Inc. 2026 Equity Incentive Plan.

10.9#*	Form of Employee Option Award Agreement under the Amended and Restated Damora Therapeutics, Inc. 2026 Equity Incentive Plan.

10.10#*	Form of Director Option Award Agreement under the Amended and Restated Damora Therapeutics, Inc. 2026 Equity Incentive Plan.

10.11#*	Amended and Restated Damora Therapeutics, Inc. 2026 Employee Stock Purchase Plan.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Description	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File / Reg. Number
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**††	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL (extensible Business Reporting Language) Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

# Indicates management contract or any compensatory plan, contract or arrangement.

† Exhibits and/or schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 under the Exchange Act for any exhibits or schedules so furnished.

†† This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Damora Therapeutics, Inc.

Date: August 10, 2026	By:	/s/ Jennifer Jarrett
Jennifer Jarrett
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 10, 2026	By:	/s/ Brian Burkavage
Brian Burkavage
SVP, Finance (Principal Financial and Accounting Officer)