Form 10-Q
period 2026-09-30
Damora Therapeutics, Inc.
filed 2026-11-04
CIK 1800315

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-39655

DAMORA THERAPEUTICS, INC.

(Exact name of Registrant as specified in its Charter)

Cayman Islands	37-1957007
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue Suite 700 Waltham, MA	02451
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 281-9020

Former name, former address and former fiscal year, if changed from last report:

221 Crescent Street, Building 23, Suite 105, Waltham, MA 02453

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

The number of shares of registrant’s ordinary shares outstanding as of November 2, 2026 was 61,904,742.

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
•
the success, cost and timing of our planned filing of investigational new drug applications or their equivalents, planned product development activities, and initiation of clinical trials of our current product candidates, including DMR-001, DMR-002, and DMR-003, and any future product candidates;
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

PART I – Financial Information

Item 1. Financial Statements (Unaudited).

DAMORA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2026	2025
Assets	(unaudited)
Current assets
Cash and cash equivalents	$349,656	$257,624
Marketable securities	178,822	—
Prepaid expenses and other current assets	2,839	2,799
Total current assets	531,317	260,423
Operating lease right-of-use asset	830	68
Other assets, noncurrent	480	36
Total assets	$532,627	$260,527
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$6,084	$444
Accrued expenses and other current liabilities	12,830	2,401
Paramora warrant obligation	11,862	—
Related party accounts payable and other current liabilities	4,963	17,221
Operating lease liabilities, current	153	—
Total current liabilities	35,892	20,066
Operating lease liabilities, noncurrent	946	53
Other liabilities, noncurrent	28	28
Total liabilities	36,866	20,147
Commitments and contingencies (Note 9)
Mezzanine equity
Preferred shares, par value of $0.00001 per share; 10,000,000 shares authorized at September 30, 2026 and December 31, 2025; no shares and 159 shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	1,341
Shareholders’ equity
Series B non-voting convertible preferred shares, par value of $0.00001 per share; 16,366 shares authorized, issued and outstanding at September 30, 2026 and December 31, 2025	117,621	117,621
Series C non-voting convertible preferred shares, par value of $0.00001 per share; 43,882 shares authorized at September 30, 2026 and December 31, 2025; 1,722 and 43,882 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	12,376	297,291
Ordinary shares, par value of $0.00001 per share; 500,000,000 shares authorized at September 30, 2026 and 300,000,000 shares authorized at December 31, 2025; 61,904,742 and 1,597,321 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	1	—
Additional paid-in capital	944,307	310,688
Accumulated deficit	(578,311)	(487,363)
Accumulated other comprehensive (loss) income	(233)	802
Total shareholders’ equity	495,761	239,039
Total liabilities and shareholders’ equity	$532,627	$260,527

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Damora Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses
Research and development	$25,475	$1,416	$74,792	$3,559
General and administrative	11,388	1,740	27,876	5,617
Total operating expenses	36,863	3,156	102,668	9,176
Loss from operations	(36,863)	(3,156)	(102,668)	(9,176)
Other income (expense), net
Gain on sale of IP	750	—	750	—
Interest income, net	4,159	42	11,288	166
Foreign exchange transaction loss, net	(37)	(19)	(21)	(87)
Total other income, net	4,872	23	12,017	79
Loss before income tax expense	(31,991)	(3,133)	(90,651)	(9,097)
Income tax expense	—	—	(297)	(6)
Net loss	$(31,991)	$(3,133)	$(90,948)	$(9,103)

Net loss per share, basic and diluted, Series B Preferred Shares	$(400.40)	$—	$(1,188.20)	$—
Weighted-average Series B non-voting convertible preferred shares outstanding, basic and diluted	16,366	—	16,366	—

Net loss per share, basic and diluted, Series C Preferred Shares	$(400.40)	$—	$(1,188.20)	$—
Weighted-average Series C non-voting convertible preferred shares outstanding, basic and diluted	1,722	—	7,888	—

Net loss per share, basic and diluted, ordinary shares	$(0.40)	$(2.36)	$(1.19)	$(6.88)
Weighted-average number of shares used in computing net loss per ordinary share, basic and diluted	61,810,033	1,327,039	52,289,247	1,323,886
Other comprehensive (loss) income, net of tax
Currency translation gain (loss)	$9	$14	$(61)	$726
Unrealized loss on marketable securities, net of tax	(974)	-	(974)	-
Other comprehensive (loss) income, net of tax	(965)	14	(1,035)	726
Total comprehensive loss	$(32,956)	$(3,119)	$(91,983)	$(8,377)

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Damora Therapeutics, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Mezzanine Equity		Shareholders’ Equity
Three Months Ended September 30, 2025	Preferred Shares		Series B Non-Voting Convertible Preferred Shares		Series C Non-Voting Convertible Preferred Shares		Ordinary Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2025	159	$1,341	—	$—	—	$—	1,324,560	$—	292,297	$(283,494)	$809	$9,612
Stock-based compensation expense	—	—	—	—	—	—	—	—	164	—	—	164
Issuance of common stock in connection with vesting of restricted stock units	—	—	—	—	—	—	2,652	—	9	—	—	9
Other comprehensive income, net	—	—	—	—	—	—	—	—		—	14	14
Net loss	—	—	—	—	—	—	—	—	—	(3,133)	—	(3,133)
Balance at September 30, 2025	159	$1,341	—	$—	—	$—	1,327,212	$—	$292,470	$(286,627)	$823	$6,666

	Mezzanine Equity		Shareholders’ Equity
Three Months Ended September 30, 2026	Preferred Shares		Series B Non-Voting Convertible Preferred Shares		Series C Non-Voting Convertible Preferred Shares		Ordinary Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at June 30, 2026	—	$-	16,366	$117,621	1,722	$12,376	61,734,601	$1	$931,649	$(546,320)	$732	$516,059
Share-based compensation expense	—	—	—	—	—	—	—	—	7,541	—	—	7,541
Issuance of ordinary shares in connection with vesting of restricted share units	—	—	—	—	—	—	918	—	—	—	—	—
Exercise of options	—	—	—	—	—	—	1,800	—	54	—	—	54
Proceeds from At-the-Market facility, net of issuance costs of $226	—	—	—	—	—	—	167,423	—	5,063	—	—	5,063
Other comprehensive loss, net	—	—	—	—	—	—	—	—	—	—	(965)	(965)
Net loss	—	—	—	—	—	—	—	—	—	(31,991)	-	(31,991)
Balance at September 30, 2026	—	$—	16,366	$117,621	1,722	$12,376	61,904,742	$1	$944,307	$(578,311)	$(233)	$495,761

	Mezzanine Equity		Shareholders’ Equity
Nine Months Ended September 30, 2025	Preferred Shares		Series B Non-Voting Convertible Preferred Shares		Series C Non-Voting Convertible Preferred Shares		Ordinary Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2024	161	$1,360	—	$—	—	$—	1,316,989	$—	$291,898	$(277,524)	$97	$14,471
Stock-based compensation expense	—	—	—	—	—	—	—	—	515	—	—	515
Conversion of Series A Preferred Stock	(2)	(19)	—	—	—	—	2,201	—	19	—	—	19
Issuance of common stock in connection with vesting of restricted stock units	—	—	—	—	—	—	8,022	—	38	—	—	38
Other comprehensive income, net	—	—	—	—	—	—	—	—		—	726	726
Net loss	—	—	—	—	—	—	—	—	—	(9,103)	—	(9,103)
Balance at September 30, 2025	159	$1,341	—	$—	—	$—	1,327,212	$—	$292,470	$(286,627)	$823	$6,666

	Mezzanine Equity		Shareholders’ Equity
Nine Months Ended September 30, 2026	Preferred Shares		Series B Non-Voting Convertible Preferred Shares		Series C Non-Voting Convertible Preferred Shares		Ordinary Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2025	159	$1,341	16,366	$117,621	43,882	$297,291	1,597,321	$-	$310,688	$(487,363)	$802	$239,039
Share-based compensation expense	—	—	—	—	—	—	—	—	16,819	—	—	16,819
Conversion of Series A preferred shares to Ordinary Shares	(159)	(1,341)	—	—	—	—	158,361	—	1,341	—	—	1,341
Conversion of Series C Preferred Shares issued in connection with the asset acquisition of Damora Therapeutics, Inc.	—	—	—	—	(2,364)	(16,990)	2,364,000	—	16,990	—	—	—
Shareholder approval of the issuance of ordinary shares upon conversion of Series C Preferred Shares	—	—	—	—	(39,641)	(266,811)	39,641,000	1	266,810	—	—	—
Issuance of ordinary shares in connection with offering, net of issuance costs of $20,753	—	—	—	—	—	—	16,644,737	—	295,497	—	—	295,497
Forfeiture of shares	—	—	—	—	(155)	(1,114)	(9,638)	—	1,114	—	—	—
Issuance of ordinary shares in connection with vesting of restricted share units					—	—	6,936	—	—			—
Exercise of options	—	—	—	—	—	—	94,202	—	703	—	—	703
Other comprehensive loss, net	—	—	—	—	—	—	—	—	—	—	(1,035)	(1,035)
Proceeds from At-the-Market facility, net of issuance costs of $914	—	—	—	—	—	—	1,407,823	—	34,345	—	—	34,345
Net loss	—	—	—	—	—	—	—	—	—	(90,948)	—	(90,948)
Balance at September 30, 2026	—	$—	16,366	$117,621	1,722	$12,376	61,904,742	$1	$944,307	$(578,311)	$(233)	$495,761

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Damora Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(90,948)	$(9,103)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation of equipment	16	16
Share-based compensation	16,819	515
Gain on sale of IP	(750)	—
Amortization of premium and discount on marketable securities, net	(293)	—
Issuance of ordinary shares in connection with vesting of restricted share units	—	38
Amortization of right-of-use lease asset	327	11
Accretion of lease liability	—	5
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(40)	482
Other assets, noncurrent	(461)	(671)
Accounts payable	5,639	143
Accrued expenses and other current liabilities	10,447	1,281
Operating lease liability	(59)	(15)
Paramora warrant obligation	11,862	—
Related party accounts payable and other current liabilities	(12,258)	—
Other liabilities, noncurrent	—	6
Net cash used in operating activities	(59,699)	(7,292)
Cash flows from investing activities
Purchase of marketable securities	(179,503)	—
Proceeds from sale of IP	750	—
Net cash used in investing activities	(178,753)	—
Cash flows from financing activities
Issuance of ordinary shares in connection with offerings	351,509	—
Issuance costs in connection with offerings	(21,667)	—
Proceeds from exercise of options	703	—
Net cash provided by financing activities	330,545	—
Net increase (decrease) in cash and cash equivalents	92,093	(7,292)
Effect of exchange rate changes on cash and cash equivalents	(61)	723
Cash and cash equivalents, beginning of period	257,624	14,175
Cash and cash equivalents, end of period	$349,656	$7,606
Supplemental disclosures of cash flow information:
Cash paid for taxes	$5	$5
Supplemental disclosures of noncash activities:
Operating lease liability arising from obtaining right-of-use assets	$1,089	$—
Unrealized loss on marketable securities	$(974)	$—

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Damora Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS, ORGANIZATION AND LIQUIDITY

Business

Damora Therapeutics, Inc. (formerly known as Galecto, Inc.) is a biotechnology company developing therapies for the treatment of hematological malignancies. As used in these financial statements, unless the context otherwise requires, references to the “Company,” “we,” “us,” and “our” refer to Damora Therapeutics, Inc. and its subsidiaries.

As of September 30, 2026, the Company’s wholly owned subsidiaries were PharmAkea, Inc., a Delaware corporation (“PharmAkea”), Damora Securities Corporation, a Massachusetts corporation, Damora Therapeutics, LLC, a Delaware limited liability company, and Galecto Biotech AB, a Swedish company. Galecto Biotech ApS, a Danish operating company, is a wholly-owned subsidiary of Galecto Biotech AB.

Recent developments

In March 2026, the Company decided to focus on developing antibody therapies for patients with mutant calreticulin (“mutCALR”)-driven blood disorders and deprioritized continued development of GB3226, a preclinical asset previously being developed for the treatment of acute myeloid leukemia. In the third quarter of 2026, the Company sold GB3226 and certain of its other legacy assets to a single purchaser in exchange for an upfront payment of $750,000, which was recognized as gain on sale of IP in the statements of operations and comprehensive loss, and potential additional consideration in the form of milestone payments and royalties.

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

Upon the Redomestication, among other things: (i) each outstanding share of common stock, par value $0.00001 per share (“Common Stock”), of Damora Delaware automatically converted into one ordinary share, par value $0.00001 per share ("Ordinary Shares") of the Company; (ii) each outstanding share of Series B Preferred Stock, par value $0.00001 per share, of Damora Delaware automatically converted into one Series B Preferred Share, par value $0.00001 per share, of the Company (the "Series B Preferred Shares"); (iii) each outstanding share of Series C Preferred Stock, par value $0.00001 per share, of Damora Delaware automatically converted into one Series C Preferred Share, par value $0.00001 per share, of the Company (the "Series C Preferred Shares"); (iv) each outstanding option to purchase shares of Common Stock of Damora Delaware automatically converted into an option to purchase Ordinary Shares of the Company; and (v) each outstanding restricted stock unit of Damora Delaware automatically converted into a restricted share unit of the Company.

Unless otherwise indicated, references in these condensed consolidated financial statements to Ordinary Shares, Series B Preferred Shares and Series C Preferred Shares include, for periods prior to July 16, 2026, the corresponding common stock, Series B Preferred Stock and Series C Preferred Stock of Damora Delaware, each of which converted on a one-for-one basis in the Redomestication.

The Company will continue to be treated as a United States ("U.S.") corporation for all purposes under the U.S. Internal Revenue Code of 1986, as amended.

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

Liquidity and management plans

Since inception, the Company has devoted substantially all its efforts to business planning, research and development, recruiting management and technical staff and raising capital, and has financed its operations primarily through the issuance of preferred shares, debt financings, the Company’s initial public offering and sales of Ordinary Shares.

As of September 30, 2026, the Company had an accumulated deficit of $578.3 million, from recurring losses since inception in 2011. The Company has incurred recurring losses and has not generated revenue as no products have obtained the necessary regulatory approval in order to market products. The Company expects to continue to incur losses as a result of costs and expenses related to the Company’s clinical development and corporate general and administrative activities. The Company had negative cash flows from operating activities during the nine months ended September 30, 2026 and 2025 of $59.7 million and $7.3 million, respectively, and current projections indicate that the Company will have continued negative cash flows for the foreseeable future as it continues to fund operating expenses. Net losses incurred for the three and nine months ended September 30, 2025 were $3.1 million and $9.1 million, respectively. Net losses incurred for the three and nine months ended September 30, 2026 were $32.0 million and $90.9 million, respectively.

At September 30, 2026, the Company’s cash, cash equivalents and marketable securities amounted to $528.5 million, current assets amounted to $531.3 million and current liabilities amounted to $35.9 million.

Based on current operating plans, the Company has sufficient resources to fund operations for at least one year from the issuance date of these financial statements with existing cash, cash equivalents and marketable securities. The Company will need to secure additional financing in the future to fund additional research and development, and before a commercial drug can be produced, marketed and sold. If the Company is unable to obtain additional financing or generate license or product revenue, the lack of liquidity could have a material adverse effect on the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

The accompanying interim condensed consolidated financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025, and related information contained within the notes to the interim condensed consolidated financial statements, are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of September 30, 2026, results of operations, statement of shareholders’ equity for the three and nine months ended September 30, 2026 and 2025 and its cash flows for the nine months ended September 30, 2026 and 2025. All intercompany balances and transactions have been eliminated. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2026 (the “2025 Consolidated Financial Statements”). The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results expected for the full fiscal year or any interim period.

For the nine months ended September 30, 2026, there have been no material changes to the significant accounting policies as disclosed in Note 2 to the 2025 Consolidated Financial Statements, other than the addition of the Marketable Securities policy below.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the valuation of share-based awards. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s financial statement presentation.

Marketable Securities

The Company's marketable securities consist of investments in United States ("U.S.") Treasury securities and agency securities that are classified as available-for-sale. The securities are carried at fair value with the unrealized gains and losses, net of tax, included in accumulated other comprehensive (loss) income, a component of shareholders’ equity. Realized gains and losses as well as credit losses, if any, on marketable securities are included in the Company’s statements of operations. The Company classifies marketable securities, including those with contractual maturities beyond one year, as current assets on the condensed consolidated balance sheets since the securities are highly liquid and such marketable securities represent the investment of cash that is available for current operations.

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

3. RELATED PARTY TRANSACTIONS

Paragon Therapeutics, Inc. and Paramora Holding LLC

Paragon Therapeutics, Inc. (“Paragon”) and Paramora Holding LLC (“Paramora”) each beneficially own less than 5% of the Company’s share capital through their respective holdings of Ordinary Shares. Fairmount Funds Management LLC (“Fairmount”) beneficially owns more than 5% of the Company’s share capital on an as-converted basis, has three seats on the board of directors and beneficially owns more than 5% of Paragon. Fairmount appointed Paragon’s board of directors and has the contractual right to approve the appointment of any executive officers. Paramora is an entity formed by Paragon as a vehicle to hold equity in Pre-Acquisition Damora (and, as a result of the Asset Acquisition, defined below, the Company) in order to share profits with certain employees of Paragon.

The Company received the option to license certain intellectual property rights related to certain research programs (collectively, the “Option”), pursuant to the Antibody Discovery and Option Agreement, dated as of October 7, 2025, by and among Paragon, Paramora and Damora Therapeutics, Inc. ("Pre-Acquisition Damora") (the “Paragon Option Agreement”). The Paragon Option Agreement was acquired under the Agreement and Plan of Merger entered into with Pre-Acquisition Damora in November 2025 (the acquisition of Pre-Acquisition Damora pursuant thereto, the “Asset Acquisition”). Under the Paragon Option Agreement,

Pre-Acquisition Damora (and, as a result of the Asset Acquisition, the Company) is obligated to compensate Paragon for its services performed under each research program based on the actual costs incurred with mark-up costs pursuant to the terms of the Paragon Option Agreement. The Company is also obligated under the Paragon Option Agreement to issue Paramora annual equity grants in accordance with the Paramora Warrant Obligation (as defined below).

The Company has exercised the Option available under the Paragon Option Agreement with respect to the DMR-001 research program and the DMR-002 research program and, on November 3, 2026, entered into a single license agreement with Paragon (the “Paragon License Agreement”) for both programs. The Company's Option with respect to the DMR-003 research program remains unexercised.

Under the Paragon License Agreement, the Company is obligated to pay Paragon, on a product-by-product basis, up to $22.0 million per licensed product upon the achievement of specified development, clinical and regulatory milestones, inclusive of milestone payments previously made under the Paragon Option Agreement. The Company has paid Paragon development candidate milestone payments of $1.5 million with respect to each of DMR-001 and DMR-002. The Company is obligated to make a milestone payment of $2.5 million upon the first dosing of a human in a Phase 1 trial of a licensed product. The Company is required to pay Paragon tiered royalties ranging from low to mid single-digit percentages on net sales of monospecific antibody products.

For the three and nine months ended September 30, 2026, the Company recognized expenses related to services provided by Paragon subsequent to the Asset Acquisition totaling $7.3 million and $34.6 million, respectively, which included $2.3 million and $11.9 million, respectively, of share-based compensation expense related to the Paramora Warrant Obligation, and were recorded primarily as research and development expenses in the consolidated statements of operations. As of September 30, 2026, $5.0 million was unpaid and was included in Related party accounts payable and other current liabilities on the Company’s consolidated balance sheets. For the three and nine months ended September 30, 2026, the Company made cash payments totaling $5.7 million and $35.0 million to Paragon, respectively.

The following is the summary of costs that were recorded primarily as research and development expenses in the consolidated statements of operations (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Reimbursable costs under the Paragon Option Agreement	$5.0	$—	$22.7	$—
Amortized cost of Paramora warrant obligation	2.3	—	11.9	—
Total	$7.3	$—	$34.6	$—

Paramora warrant obligation

Pursuant to the Paragon Option Agreement, the Company agreed to issue Paramora an annual equity grant of warrants, on the last business day of each of the years ended December 31, 2025 and December 31, 2026, to purchase 1% of the then outstanding Ordinary Shares, on a fully diluted basis, during the term of the Paragon Option Agreement (the “Paramora Warrant Obligation”). See Notes 5, 10 and 11 for additional information on the Paramora Warrant Obligation.

The following is the summary of Related party accounts payable and other current liabilities (in millions):

	September 30, 2026	December 31, 2025
Related party accounts payable and other current liabilities	$5.0	$17.2
Paramora warrant obligation	$11.9	$—

4. MARKETABLE SECURITIES

The following provides detail of the Company's marketable securities:

(in thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
September 30, 2026
Marketable securities:
U.S. Treasury securities	$154,720	$—	$(750)	$153,970
Agency securities	25,076	—	(224)	24,852
Total marketable securities	$179,796	$—	$(974)	$178,822

The Company's marketable securities have contractual maturity dates of 24 months or less. As of September 30, 2026, the Company had 36 securities with a total fair market value of $178.8 million in an unrealized loss position. The Company does not intend to sell, and it is not more likely than not that it will be required to sell, these securities before recovery of their amortized cost basis; unrealized losses relate to interest rates, not credit.

As of September 30, 2026, the Company had 18 securities with a fair value of $89.7 million with a contractual maturity of less than 12 months and 18 securities with a fair value of $89.1 million with a contractual maturity of greater than 12 months. As of December 31, 2025, the Company had no marketable securities.

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

A summary of the assets and liabilities that are measured at fair value as of September 30, 2026 and December 31, 2025 is as follows (in thousands):

	Fair Value Measurement at September 30, 2026
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds(1)	$1,359	$1,359	$—	$—
U.S. Treasury securities(1)	24,897	—	24,897	—
Marketable securities:
U.S. Treasury securities	153,970	—	153,970	—
Agency securities	24,852	—	24,852	—
Total marketable securities	178,822	—	178,822	—
Total financial assets	$205,078	$1,359	$203,719	$—

Liabilities:
Paramora warrant obligation	$11,862	$—	$11,862	$—
Total	$11,862	$—	$11,862	$—

	Fair Value Measurement at December 31, 2025
Assets:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$200,628	$200,628	$—	$—
Total	$200,628	$200,628	$—	$—

(1)
Money market funds and U.S. Treasury securities with maturities of 90 days or less at the date of purchase are included within cash and cash equivalents in the accompanying consolidated balance sheets and are recognized at fair value.

Paramora warrant obligation

The Paramora Warrant Obligation is considered a Level 2 liability based on observable market data for substantially the full term of the liability. The Paramora Warrant Obligation is measured each period using a Black-Scholes model to estimate the fair value of the warrant grant. Changes in the fair value of the Paramora Warrant Obligation are recorded as share-based compensation within Research and development expenses for non-employees who provided pre-clinical development services.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Contract research and development costs	$1,462	$1,198
Research and development tax credit receivable	814	875
Prepaid insurance costs	70	577
Value-added tax refund receivable	24	24
Other	469	125
Total prepaid expenses and other current assets	$2,839	$2,799

7. LEASES

The Company entered into the following operating lease in August 2026:

Location	Primary Use	Lease Expiration Date	Renewal Option
Waltham, Massachusetts	Corporate headquarters	November 30, 2029	None

As of September 30, 2026, cash and cash equivalents on the condensed consolidated balance sheets included $0.1 million of cash held as collateral for a letter of credit issued in connection with the Company's office lease, which is restricted as to withdrawal through the end of the lease term. In connection with the office lease, the landlord agreed to fund tenant improvements of $0.3 million, which is recorded as a lease incentive receivable within prepaid expenses and other current assets on the condensed consolidated balance sheets and as a reduction of the operating lease right-of-use asset.

The Company has no finance leases and has elected to apply the short-term lease exception to all leases with durations of one year or less. Rent expense was $32,000 during the three and nine months ended September 30, 2026. Rent expense for the three and nine months ended September 30, 2025 was $5,000 and $15,000, respectively.

Quantitative information regarding the Company’s leases for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost:	2026	2025	2026	2025
Operating lease cost	$32	$5	$32	$15

Other Information:
Operating cash flows paid for amounts included in the measurement of lease liabilities	$—	$5	$—	$15
Operating lease liabilities arising from obtaining right-of-use assets	$1,089	$—	$1,089	$—

As of September 30, 2026 and December 31, 2025, the weighted average remaining lease term for operating leases was 3.2 years and 3.9 years, respectively.

As of September 30, 2026 and December 31, 2025, the weighted average discount rate for operating leases was 9% and 8%, respectively.

Operating lease liabilities at September 30, 2026 are as follows (in thousands):

Operating Leases
2026 (excluding the period ended September 30, 2026)	$-
2027	360
2028	466
2029	458
2030	—
Total lease payments	1,284
Less: imputed interest	(185)
Total lease liabilities	$1,099

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Employee compensation costs	$2,678	$442
Contract research and development costs	9,398	277
Legal costs	180	587
Other current liabilities	574	1,095
Total accrued expenses and other current liabilities	$12,830	$2,401

9. COMMITMENTS AND CONTINGENCIES

During the three and nine months ended September 30, 2026, there were no material changes to the Company’s commitments and contingencies as disclosed in Note 11 of the 2025 Consolidated Financial Statements. In August 2026, the Company entered into an operating lease for its corporate headquarters in Waltham, Massachusetts. See Note 7, “Leases.” In addition, in November 2026, the Company entered into the Paragon License Agreement. See Note 3, “Related Party Transactions.”

10. SHAREHOLDERS’ EQUITY

The Company’s authorized share capital consists of 500,000,000 Ordinary Shares, and 10,000,000 Preferred Shares, of which 200 shares were designated as Series A non-voting convertible preferred shares, par value $0.00001 per share (the “Series A Preferred Shares”), 16,366 shares were designated as Series B Preferred Shares, and 43,882 shares were designated as Series C Preferred Shares.

As of December 31, 2025 and September 30, 2026, no Ordinary Share dividends had been declared by the board of directors. On May 21, 2026, all 158.361 outstanding Series A Preferred Shares were converted into 158,361 Ordinary Shares.

Shelf registration statement, at-the-market (“ATM”) offering program and February 2026 public offering

On February 10, 2026, the Company filed an automatically effective shelf registration statement (the “Registration Statement”) with the SEC for the issuance of Ordinary Shares, preferred shares, warrants, debt securities, rights and units, which was amended on August 10, 2026.

On February 10, 2026, the Company entered into a sales agreement (the “ATM Agreement”), which was amended on August 10, 2026, pursuant to which it may sell, from time-to-time, Ordinary Shares under an ATM offering program for up to $150.0 million.

For the nine months ended September 30, 2026, the Company sold 1,407,823 shares under the ATM offering program for net proceeds of $34.3 million, after deducting underwriting discounts and commissions and expenses of $0.9 million and had $114.7 million in remaining capacity under the ATM offering program.

On February 10, 2026, the Company also entered into an underwriting agreement with certain underwriters to issue and sell 16,644,737 Ordinary Shares, which included the full exercise by the underwriters of their option to purchase an additional 2,171,052 shares, at a public offering price of $19.00 per share. The underwritten offering closed on February 12, 2026. The net proceeds from this offering were approximately $295.5 million, after deducting underwriting discounts and commissions and expenses of $20.8 million.

Paramora warrants

The Company settled its 2025 obligations under the Paramora Warrant Obligation by issuing Paramora warrants to purchase 628,302 Ordinary Shares, with a per share exercise price equal to $23.01. As of September 30, 2026, none of the warrants issued under the Paramora Warrant Obligation have been exercised. See Notes 3, 5 and 11 for additional information on the Paramora Warrant Obligation.

Ordinary Shares

Holders of Ordinary Shares are entitled to one vote for each Ordinary Share held of record for the election of directors and on all matters submitted to a vote of shareholders. Holders of Ordinary Shares are entitled to receive dividends ratably, if any, as may be declared by our board of directors out of legally available funds, subject to any preferential dividend rights of any Preferred Shares then outstanding. Upon our dissolution, liquidation or winding up, holders of Ordinary Shares are entitled to share ratably in our net assets legally available after the payment of all our debts and other liabilities, subject to the preferential rights of any Preferred Shares then outstanding. Holders of Ordinary Shares have no preemptive, subscription, redemption or conversion rights and no sinking fund provisions are applicable to Ordinary Shares. The rights, preferences and privileges of holders of Ordinary Shares are subject to, and may be adversely affected by, the rights of the holders of shares of any series of Preferred Shares that we have designated or may designate and issue in the future.

Preferred Shares

Our board of directors has the authority, without action by the shareholders, to designate and issue up to an aggregate of 10,000,000 Preferred Shares in one or more series. Our board of directors can designate the rights, preferences and privileges of the shares of each series and any of its qualifications, limitations or restrictions. Our board of directors may authorize the issuance of Preferred Shares with voting or conversion rights that could adversely affect the voting power or other rights of the holders of Ordinary Shares. The issuance of Preferred Shares, while providing flexibility in connection with possible future financings and acquisitions and other corporate purposes could, under certain circumstances, have the effect of restricting dividends on Ordinary Shares, diluting the voting power of Ordinary Shares, impairing the liquidation rights of Ordinary Shares, or delaying, deferring or preventing a change in control of us, which might harm the market price of our Ordinary Shares.

Our board of directors will make any determination to issue such Preferred Shares based on its judgment as to our best interests and the best interests of our shareholders.

Series A Preferred Shares

The Company has designated 200 shares of Series A Preferred Shares. On May 21, 2026, all 158.361 outstanding Series A Preferred Shares were converted into 158,361 Ordinary Shares, and no Series A Preferred Shares were outstanding as of September 30, 2026.

Series B Preferred Shares

As of September 30, 2026, 16,366 Series B Preferred Shares were issued and outstanding. The Series B Preferred Shares are classified within permanent shareholders’ equity.

Each Series B Preferred Share is convertible at the option of the holder into 1,000 Ordinary Shares (representing 16,366,000 Ordinary Shares in aggregate on an as-converted basis), subject to beneficial ownership limitations. The shareholder approval required for Nasdaq purposes was obtained on February 9, 2026. Upon conversion, the Series B Preferred Shares are cancelled and retired and resume the status of authorized but unissued preferred shares.

The Series B Preferred Shares do not have general voting rights; however, for so long as any Series B Preferred Shares remain outstanding, the Company may not, without affirmative vote of a majority of the then-outstanding Series B Preferred Shares, adversely alter the rights of the Series B Preferred Shares, amend the Series B Certificate of Designation or the Articles in a manner adverse to the Series B Preferred Shares, or issue additional Series B Preferred Shares, and, for so long as at least 30% of the originally issued Series B Preferred Shares remains outstanding, the Company may not, without the affirmative vote of a majority of the then-outstanding Series B Preferred Shares: (i) consummate a Fundamental Transaction (as defined) or a merger or consolidation resulting in a change of control; (ii) increase the size of the board of directors; (iii) adopt, amend, or repeal certain corporate authority policies unless approved unanimously by the board of directors; or (iv) retain or replace the Company’s registered independent public accounting firm, independent compensation consultant, or corporate counsel. The Series B Preferred Shares have no liquidation preference. Dividends, if declared on Ordinary Shares, are payable to holders of Series B Preferred Shares on an as-if-converted basis.

Series C Preferred Shares

As of September 30, 2026, 1,722 Series C Preferred Shares were issued and outstanding. The Series C Preferred Shares are classified within permanent shareholders’ equity.

Each Series C Preferred Share is convertible into 1,000 Ordinary Shares (representing 1,722,000 Ordinary Shares in aggregate on an as-converted basis), subject to beneficial ownership limitations. On February 9, 2026, the Company obtained the shareholder approval required for Nasdaq purposes. Following that approval, 42,005 Series C Preferred Shares were automatically converted into 42,005,000 Ordinary Shares, with 1,877 shares remaining outstanding immediately following such conversion. During the second quarter of 2026, 155 Series C Preferred Shares were forfeited, resulting in 1,722 Series C Preferred Shares outstanding. Each remaining Series C Preferred Share may be converted at the option of the holder, subject to applicable beneficial ownership limitations. Upon conversion, shares are cancelled and retired.

The Series C Preferred Shares do not have general voting rights; however, for so long as any Series C Preferred Shares remain outstanding, the Company may not, without affirmative vote of a majority of the then-outstanding Series C Preferred Shares, adversely alter the rights of the Series C Preferred Shares, amend the Series C Certificate of Designation or the Articles in a manner adverse to the Series C Preferred Shares, or issue additional Series C Preferred Shares. No liquidation preference applies. Dividends, if declared on Ordinary Shares, are payable to holders of Series C Preferred Shares on an as-if-converted basis.

11. SHARE-BASED COMPENSATION

Employee equity plans

The Company grants equity awards under the 2026 Equity Incentive Plan (the “2026 Equity Plan”), which was approved by shareholders in February 2026, and the 2022 Inducement Plan. The initial share pool under the 2026 Equity Plan was 9,299,832 Ordinary Shares, subject to certain adjustments in the event of a change in the Company’s capitalization. Share-based awards granted under the 2026 Equity Plan generally vest over a four-year period and expire ten years from the grant date. Shares available for grant under the 2026 Equity Plan cumulatively increase by 5% of the number of Ordinary Shares issued and outstanding on January 1st each year until 2035. At September 30, 2026, 8,676,317 and 2,587,547 Ordinary Shares were available for future grant under the 2026 Equity Plan and the 2022 Inducement Plan, respectively.

No further awards will be granted under the 2020 Stock Option and Grant Plan, the 2020 Equity Incentive Plan or the Damora Therapeutics, Inc. 2025 Equity Incentive Plan (the “2025 Plan”). Awards previously granted under those plans remain outstanding, including options to purchase 434,508 Ordinary Shares and 250,725 unvested restricted Ordinary Shares under the 2025 Plan. Awards generally vest over four years and options expire ten years from the grant date.

In February 2026, the Company's shareholders adopted the 2026 Employee Stock Purchase Plan (the “2026 ESPP”). The number of Ordinary Shares reserved for issuance under the 2026 ESPP is equal to 619,989 subject to an annual increase, to be added on the first day of each fiscal year, beginning January 1, 2027, equal to the lesser of (1) 1% of the number of Ordinary Shares outstanding on the first day of such fiscal year; (2) 1,000,000 Ordinary Shares; or (3) such other amount as determined by our board of directors. As of September 30, 2026, the Company had not issued any shares under the 2026 ESPP.

Effective as of the Redomestication, each plan was amended and restated to reflect the conversion of Common Stock into Ordinary Shares.

The following table sets forth the activity for the Company’s share options during the periods presented:

	Number of Options	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2025	983,375	$28.38	9.2	$8,477,387
Granted	4,812,728	$25.05	—	—
Exercised	(94,202)	$7.47	—	$1,965,760
Cancelled	(138,500)	$93.39	—	—
Outstanding at September 30, 2026	5,563,401	$24.23	9.5	$6,205,139
Vested and expected to vest at September 30, 2026	5,563,401	$24.23	9.5	$6,205,139
Vested and exercisable at September 30, 2026	1,940,208	$21.00	9.2	$6,015,097

The weighted-average grant date fair value of all share options granted during the nine months ended September 30, 2026 was $18.04.

The Company uses a Black-Scholes option pricing model to determine fair value of its share options. The Black-Scholes option pricing model includes various assumptions, including the fair value of Ordinary Shares, expected life of share options, the expected volatility based on the historical volatility of a publicly traded set of peer companies and the expected risk-free interest rate based on the implied yield on a U.S. Treasury security. The fair value of each option was estimated on the date of grant using the assumptions in the table below:

	For the Nine Months Ended September 30,
	2026	2025
Risk-free interest rate	4.1%	4.4%
Expected term (in years)	6.1	5.9
Expected volatility	83.8%	95.9%
Expected dividend yield	0.0%	0.0%

Paramora warrant obligation

On November 10, 2025, in connection with the Asset Acquisition, the Company assumed the Paramora Warrant Obligation which provided for an annual equity grant of warrants for Paramora to purchase 1% of the then outstanding Ordinary Shares, on a fully diluted basis, on the last business day of each calendar year during the term of the Paragon Option Agreement, at the fair market value determined by the board of directors of the Company. The Company determined that the 2025 and 2026 grants are two separate grants, as there would be no obligation for the 2026 grant had the Company exercised or terminated all of the options under the Paragon Option Agreement prior to December 31, 2026. The service inception period for the grant precedes the grant date, with the full award being vested as of the grant date with no post-grant date service requirement.

As of September 30, 2026, the estimated fair value of the warrants to be granted on December 31, 2026, was approximately $15.9 million. For the nine months ended September 30, 2026, $11.9 million was recognized as share-based compensation expense related to the amortized expense of the Paramora Warrant Obligation. There was no similar expense for the nine months ended September 30, 2025. As of September 30, 2026, the pro-rated unamortized expense related to the Paramora Warrant Obligation was $4.0 million.

The following table summarizes the assumptions used in calculating the fair value of the warrant obligation for the nine months ended September 30, 2026:

For the Nine Months Ended September 30,
2026
Expected volatility	82.88%
Expected term (in years)	10
Risk-free interest rate	5.29%
Expected dividend yield	—

The Company settled its 2025 obligations under the Paramora Warrant Obligation by issuing Paramora warrants to purchase 628,302 Ordinary Shares with an exercise price of $23.01 per share. As of September 30, 2026, none of the warrants issued under the Paramora Warrant Obligation have been exercised.

Restricted share units

For the nine months ended September 30, 2026, the Company granted 955,005 restricted share units (“RSUs”) to its employees under the 2022 Inducement Plan. The RSUs vest as to one-third one year after the grant date and as to one-sixth every six months, subject to continued service to the Company through the applicable vesting dates. For the three and nine months ended September 30, 2026, the Company recognized $1.4 million and $3.5 million, respectively, in expense related to the RSUs. For the three and nine months ended September 30, 2025, the Company recognized $24,000 and $70,000 of expense related to the RSUs, respectively.

The following table sets forth the activity for the Company’s RSUs during the periods presented:

	Restricted Share Units	Weighted- average grant date fair value
Total nonvested units at December 31, 2025	7,800	$17.75
Granted	955,005	$23.75
Vested	(6,936)	$17.75
Total nonvested units at September 30, 2026	955,869	$23.74

Share-based compensation

The grant date fair value of share awards vested during the nine months ended September 30, 2026 and 2025 was $1.6 million and $0.6 million, respectively. Total unrecognized compensation expense related to unvested options and RSUs was $107.6 million at September 30, 2026, which is expected to be recognized over a weighted average period of 3.4 years. The Company recorded share-based compensation expense related to share-based awards, including the Paramora Warrant Obligation, as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development (1)	$4,522	$3	$16,857	$13
General and administrative	5,354	161	11,824	502
Total Share-based compensation	$9,876	$164	$28,681	$515

(1) For the three and nine months ended September 30, 2026, $2.3 million and $11.9 million, respectively, was recognized as share-based compensation expense related to the Paramora Warrant Obligation. There were no such expenses for the three and nine months ended September 30, 2025.

12. INCOME TAXES

As a result of the Company's history of net operating losses (“NOLs”), the Company continues to maintain a full valuation allowance against its domestic net deferred tax assets. For the three months ended September 30, 2026 and 2025, the Company recognized no income tax expense. For the nine months ended September 30, 2026 and 2025, the Company recognized income tax expense of $297,000 and $6,000, respectively.

13. NET LOSS PER SHARE

Basic and diluted net loss per share of Ordinary Shares, Series B Preferred Shares and Series C Preferred Shares is calculated as follows (in thousands except share and per share amounts):

	For the Three Months Ended September 30, 2026
	Series B Preferred Shares	Series C Preferred Shares	Ordinary Shares
Net loss per share, basic and diluted:
Numerator
Allocation of losses	$(6,553)	$(689)	$(24,749)
Denominator
Weighted-average shares outstanding	16,366	1,722	61,810,033
Net loss per share, basic and diluted	$(400.40)	$(400.40)	$(0.40)

	For the Three Months Ended September 30, 2025
	Series B Preferred Shares		Series C Preferred Shares		Ordinary Shares
Net loss per share, basic and diluted:
Numerator
Allocation of losses	$		$		$(3,133)
Denominator
Weighted-average shares outstanding		-		-	1,327,039
Net loss per share, basic and diluted		$-		$-	$(2.36)

	For the Nine Months Ended September 30, 2026
	Series B Preferred Shares	Series C Preferred Shares	Ordinary Shares
Net loss per share, basic and diluted:
Numerator
Allocation of losses	$(19,446)	$(9,372)	$(62,130)
Denominator
Weighted-average shares outstanding	16,366	7,888	52,289,247
Net loss per share, basic and diluted	$(1,188.20)	$(1,188.20)	$(1.19)

	For the Nine Months Ended September 30, 2025
	Series B Preferred Shares	Series C Preferred Shares	Ordinary Shares
Net loss per share, basic and diluted:
Numerator
Allocation of losses	$—	$—	$(9,103)
Denominator
Weighted-average shares outstanding	—	—	1,323,886
Net loss per share, basic and diluted	$—	$—	$(6.88)

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	For the Nine Months Ended September 30,
	2026	2025
Share options to purchase Ordinary Shares	5,563,401	241,131
Restricted share units	955,869	7,800
Outstanding Paramora warrants	628,302	—

14. SEGMENT REPORTING

The Company has one reportable and one operating segment and manages its business activities primarily in the United States on a consolidated basis. The Company’s singular focus is on the development of its mutCALR portfolio to address the full mutCALR myeloproliferative neoplasm disease spectrum. All of the Company’s tangible assets are held in the United States.

The chief operating decision maker (the “CODM”) is the Company's chief executive officer, or in the absence of a chief executive officer, its chief operating officer. The CODM assesses performance for the Company and decides how to allocate resources based on net loss as reported on the consolidated statements of operations. The annual budgeting process is the primary mechanism used to make these decisions. The financial information also helps in making performance assessments using budgeted versus actual results.

The measure of segment assets is reported on the balance sheet as total consolidated assets.

15. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date on which the consolidated financial statements were issued. The Company has concluded that no subsequent events, other than those already disclosed, have occurred that require disclosure to the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report for the quarterly period ended September 30, 2026 (this "Quarterly Report") as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "Annual Report") filed with the U.S. Securities and Exchange Commission (the "SEC") on March 19, 2026. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our expected results, outcomes, and the timing of these results and outcomes, plans, objectives, expectations, intentions and projections. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results and the timing of selected events could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. As used in this report, unless the context suggests otherwise, “we”, “us”, “our”, “the Company,” or “Damora” refers to Damora Therapeutics, Inc. and its consolidated subsidiaries taken as a whole.

Overview

We are a clinical-stage biotech company developing antibody therapies for patients with mutant calreticulin (“mutCALR”)-driven blood disorders — serious conditions with no approved treatments that specifically address the underlying cause. We currently have three product candidates designed to treat myeloproliferative neoplasms (“MPNs”), a group of blood cancers in which the bone marrow overproduces blood cells. Our lead product candidate, DMR-001, is currently being evaluated in our Phase 1/1b CLARITY-101 clinical trial.

Our product candidates leverage multiple distinct antibody mechanisms to target mutCALR, and together have the potential to address the full spectrum of patients with mutCALR-driven MPNs, regardless of mutation type, disease subtype or disease severity. Combined with proprietary antibody design features enabling high potency across CALR mutation types, we believe each asset profile has best-in-class potential. Our portfolio of mutCALR targeted therapies includes:

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

Both DMR-001 and DMR-002 are designed to have pan-mutant activity against Type 1 and non-Type 1 mutCALR, including Type 2 mutCALR, and an extended half-life supporting convenient once-monthly subcutaneous administration.

Beginning with our lead asset DMR-001, we are developing these candidates for the treatment of essential thrombocythemia (“ET”), an MPN associated with the overproduction of platelets, and myelofibrosis (“MF”), an MPN involving the overproliferation of blood cells and deposition of fibrous material in the bone marrow and spleen. Approximately 25% and 35% of cases of ET and MF, respectively, are caused by mutCALR rather than Janus kinase 2 (“JAK2”) or other mutations. In contrast to marketed therapies for ET and MF, DMR-001 is designed to selectively target cells that express mutCALR while avoiding the adverse effects associated with non-specific cytoreductive drugs. Furthermore, DMR-001 was designed to have increased affinity, potency and a prolonged half-life when compared with other antibodies in development that target mutCALR. We believe that DMR-001’s potential to combine increased clinical activity against all mutCALR subtypes and improved pharmacokinetics enabling optimized subcutaneous administration positions it as a potential best-in-class therapy for patients with ET and MF.

ET and MF are chronic diseases that lead to significant decreases in quality of life. In addition, MF is associated with poor prognosis and increased mortality. One feature that makes MPNs attractive indications for drug development is that mutations in just a small number of genes are responsible for a significant percentage of cases, which enables the opportunity to develop targeted therapies. Our goal is to develop a portfolio of targeted mutation-directed candidates to address the full spectrum of patients with mutCALR-driven MPNs.

During the third quarter of 2026, we initiated our Phase 1/1b CLARITY-101 trial of DMR-001 in ET and MF patients, with receipt of health authority approval in Australia, and we have since received clearance from the FDA to begin the trial in the

United States. In parallel to advancing DMR-001, we plan to make our first regulatory submission for DMR-002 in the fourth quarter of 2026 and for DMR-003 in 2027.

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

We believe that DMR-001 has the potential to become a best-in-class anti-mutCALR therapy due to multiple differentiating features compared to marketed therapies and therapies in development, including INCA033989, an anti-mutCALR antibody in clinical development by a third party. First, DMR-001 is a selective mutCALR-targeted antibody with potent activity across both Type 1 and non-Type 1 CALR mutations, including Type 2 mutations. Second, DMR-001 was engineered to have an increased half-life in circulation through the incorporation of sequence modifications that have been shown to improve pharmacokinetics and meaningfully extend the half-life of drugs in humans. We believe the combination of these features should enable DMR-001 to show improved clinical activity with a less frequent and more convenient subcutaneous delivery compared to other approaches.

At the European Hematology Association (“EHA”) Congress in June 2026, we presented preclinical data for DMR-001 highlighting its best-in-class potential. Compared to a reference mutCALR monoclonal antibody that we generated internally for research purposes, DMR-001 showed higher affinity and slower off-rate in Type 1 and Type 2 kinetic binding models, stronger on-cell binding and inhibition of proliferation in Type 1 and Type 2 cellular assays, and longer half-life in non-human primates. Notably, DMR-001 showed 26-fold greater inhibition of cell proliferation in Type 2 mutCALR and 5-fold longer half-life versus the reference mutCALR antibody. These comparisons are based on preclinical studies conducted by us and not on head-to-head clinical trials, and results observed in preclinical models may not be predictive of results in humans.

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

PK, pharmacokinetics; nM, nanomolar

Additional preclinical data for DMR-001 highlighting its differentiated potency against non-Type 1 mutCALR have been accepted for presentation at the American Society of Hematology (“ASH”) Annual Meeting in December 2026.

Patient enrollment is ongoing in the Phase 1/1b CLARITY-101 trial of DMR-001 in ET and MF patients. In the third quarter of 2026, we initiated the trial with receipt of health authority approval in Australia, and we have since received clearance from the U.S. FDA to begin the trial in the United States. We have submitted and plan to submit additional regulatory applications for DMR-001 in the fourth quarter of 2026 to further expand the trial to additional geographies and enable two proof-of-concept readouts beginning mid-2027.

The CLARITY-101 trial is designed to rapidly identify a recommended dose for the expansion cohorts leveraging an adaptive Bayesian design enabling patient enrichment, dose escalation in a combined ET and MF population, and a starting dose of 100 mg administered subcutaneously once monthly, which is expected to be in the range of anticipated therapeutic exposure based on preclinical data showing high potency and extended half-life. We plan to initiate expansion cohorts in 2027 in multiple ET and

MF patient populations. Subject to the results of the CLARITY-101 trial, we plan to initiate Phase 3 development of DMR-001 as early as mid-2028.

Our Strategy

Our goal is to develop potential best-in-class therapies to treat a range of hematologic disorders, including MPNs such as ET and MF. Our strategy to achieve this is as follows:

• Rapidly execute the global Phase 1/1b clinical trial of DMR-001. We aim to rapidly advance the global CLARITY-101 trial to confirm DMR-001’s differentiated profile, identify a recommended dose for future studies and explore its clinical potential in multiple ET and MF patient populations. We expect the readout of two proof-of-concept datasets from this trial beginning mid-2027 and anticipate these data will support our plans for Phase 3 registration-directed trials for DMR-001.

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

• Advance DMR-002 and DMR-003 into clinical development, as part of a comprehensive portfolio strategy. Our differentiated portfolio leverages multiple distinct antibody mechanisms with the potential to address the full spectrum of patients with mutCALR-driven MPNs, regardless of mutation type, disease subtype or disease severity. This includes our lead asset DMR-001, an Fc-null antibody, as well as DMR-002, an afucosylated antibody, and DMR-003, a bi-specific T-cell engager. As we advance DMR-001 in the clinic, we plan to make our first regulatory submissions for DMR-002 in the fourth quarter of 2026 and for DMR-003 in 2027.

• Build focused company infrastructure and foster a positive corporate culture. We are building the infrastructure of Damora by incorporating our commitments to science-driven drug development and rapidly addressing the needs of patients with hematologic disorders.

Paragon Option Agreement

We received the option to license certain intellectual property rights related to certain research programs (collectively, the "Option"), pursuant to the Antibody Discovery and Option Agreement, dated as of October 7, 2025, by and among Paragon Therapeutics, Inc. (“Paragon”), Paramora Holding LLC (“Paramora”) and Damora Therapeutics, Inc. ("Pre-Acquisition Damora") (the “Paragon Option Agreement”). The Paragon Option Agreement was acquired under the Agreement and Plan of Merger entered into with Pre-Acquisition Damora in November 2025. Under the terms of the Paragon Option Agreement, Paragon agreed to perform certain research activities to discover, generate, identify, and characterize one or more antibody candidates directed to certain mutually agreed therapeutic targets of interest (each, a “Research Program”). The Paragon Option Agreement includes mutCALR as the selected target for two Research Programs, identified as “DMR-001” and “DMR-002,” and mutCALR and CD3 as the selected targets for the third Research Program, identified as “DMR-003.” From time to time, we may choose to add additional targets to the Paragon Option Agreement by mutual agreement with Paragon and Paramora.

Under the Paragon Option Agreement, we are required to pay Paragon a one-time, non-refundable research initiation fee within 30 days following finalization of a Research Plan (as defined in the Paragon Option Agreement) in the amount of $1.25 million for each of DMR-001, DMR-002, and DMR-003. The Research Plans for each of DMR-001, DMR-002, and DMR-003 were completed in December 2025, and we paid the related fees in January 2026. On November 3, 2026, we entered into a license agreement with Paragon (the “Paragon License Agreement”), pursuant to which Paragon granted us an exclusive, worldwide, royalty-bearing license in the Field (as defined in the Paragon License Agreement), to develop, manufacture, commercialize or otherwise exploit certain antibodies and products targeting mutCALR under the Research Programs, DMR-001 and DMR-002. Under the Paragon License Agreement, we are obligated to pay Paragon, on a product-by-product basis, up to $22.0 million per licensed product upon the achievement of specified development, clinical and regulatory milestones, inclusive of milestone payments previously made under the Paragon Option Agreement. We have paid Paragon development candidate milestone payments of $1.5 million with respect to each of DMR-001 and DMR-002. We are obligated to make a milestone payment of $2.5 million upon the first dosing of a human in a Phase 1 trial of a licensed product. For additional information, see Part II, Item 5 of this Quarterly Report on Form 10-Q.

Our Relationship with Fairmount, Paragon and Paramora

In connection with the Asset Acquisition, we assumed the rights and obligations of Pre-Acquisition Damora under the Paragon Option Agreement. Fairmount Funds Management LLC (“Fairmount”) beneficially owns more than 5% of Paragon, appointed Paragon’s board of directors, and has the contractual right to approve the appointment of any executive officers of Paragon. Paramora is an entity formed by Paragon as a vehicle to hold equity in Pre-Acquisition Damora (and as a result of the Asset Acquisition, us) in order to share profits with certain employees of Paragon and will not perform any substantive role under the Paragon Option Agreement other than to receive warrants expected to be granted to Paramora under the Paragon Option Agreement. Three of our directors are affiliated with Fairmount (Peter Harwin, Christopher Cain, Ph.D., and Julianne Bruno) and were appointed in accordance with the Agreement and Plan of Merger relating to the Asset Acquisition. We consider Paragon, Paramora, and Fairmount to be related parties.

Recent Developments

Shelf Registration Statement, ATM Offering Program and February 2026 Public Offering

On February 10, 2026, we filed an automatically effective shelf registration statement (the “Registration Statement”) with the SEC for the issuance of Ordinary Shares, preferred shares, warrants, debt securities, rights and units, which was amended on August 10, 2026.

On February 10, 2026, we entered into a sales agreement (the “ATM Agreement”), which was amended on August 10, 2026, pursuant to which we may sell, from time-to-time, Ordinary Shares under an ATM offering program for up to $150.0 million.

On February 10, 2026, we entered into an underwriting agreement with certain underwriters to issue and sell 16,644,737 Ordinary Shares, which included the full exercise by the underwriters of their option to purchase an additional 2,171,052 shares, at a public offering price of $19.00 per share (the “February 2026 Offering”). The net proceeds from this offering were approximately $295.5 million, after deducting underwriting discounts and commissions and expenses of the offering. The underwritten offering closed on February 12, 2026.

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

Unless otherwise indicated, references to Ordinary Shares, Series B Preferred Shares and Series C Preferred Shares include, for periods prior to July 16, 2026, the corresponding common stock, Series B Preferred Stock and Series C Preferred Stock of Damora Delaware, each of which converted on a one-for-one basis in the Redomestication.

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

Research and Development Expenses

Our research and development expenses consist primarily of costs incurred for the development of our product candidates and our drug discovery efforts, which include:

•
personnel costs, which include salaries, benefits and share-based compensation expense;
•
expenses incurred under agreements with consultants and third-party contract organizations that conduct research and development activities on our behalf;
•
direct and pass-through costs associated with research conducted under the Paragon Option Agreement, including share-based compensation expense from issuing warrants to Paramora;
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

For the three and nine months ended September 30, 2026, we recognized $7.2 million and $34.5 million, respectively, of research and development expenses in connection with services provided by Paragon under the Paragon Option Agreement in our condensed consolidated statements of operations and comprehensive loss.

We have historically met the requirements to receive a tax credit in Denmark of up to $0.8 million per year for losses resulting from research and development costs of up to approximately $3.9 million per year. The tax credit is reported as a reduction to research and development expense in the consolidated statements of operations. We recorded a tax credit of $0.7 million in the nine months ended September 30, 2025. We recorded a tax credit of $0.1 million in the nine months ended September 30, 2026. The credits are available the following year, in 2026 and 2027, respectively.

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

Because of the numerous risks and uncertainties associated with product development and the current stage of development of our product candidates and programs, we cannot reasonably estimate or know the nature, timing and estimated costs necessary to complete the remainder of the development of our product candidates or programs through commercialization. We are also unable to predict if, when, or to what extent we will obtain approval and generate revenues from the commercialization and sale of our product candidates. The duration, costs and timing of preclinical studies, clinical trials, development and commercialization of our product candidates will depend on a variety of factors, including:

•
the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates, including DMR-001, DMR-002, DMR-003 and any other product candidates we develop in the future;
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

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs, depreciation expense and other expenses for outside professional services, including legal, human resources, audit and accounting services and facility-related fees not otherwise included in research and development expenses. Personnel costs consist of salaries, benefits and share-based compensation expense, for our personnel in executive, finance and accounting, business operations and other administrative functions. We expect that our general and administrative expenses will increase substantially for the foreseeable future as we increase our headcount and further establish our office space to support our expected growth. We also expect to incur increased expenses as a public company, including increased costs of accounting, audit, legal, regulatory and tax related services associated with maintaining compliance with SEC requirements, additional director and officer insurance costs, and investor and public relations costs. We also expect to incur additional intellectual property-related expenses as we file patent applications to protect innovations arising from our research and development activities.

Other Income (Expense), Net

Our other income (expense), net is comprised of:

•
Gain on sale of IP: Reflects the sale of GB3226, a preclinical asset previously being developed for the treatment of acute myeloid leukemia, and certain other legacy assets in exchange for cash. The sale occurred following our decision to deprioritize GB3226, as we continue to focus on antibody therapies for patients with mutCALR-driven blood disorders.
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

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following sets forth our results of operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Change
	2026	2025	Amount	Percent
		(in thousands)
Operating expenses
Research and development	$25,475	$1,416	$24,059	1699%
General and administrative	11,388	1,740	9,648	554%
Total operating expenses	36,863	3,156	33,707	1068%
Loss from operations	(36,863)	(3,156)	(33,707)	1068%
Other income, net	4,872	23	4,849	21083%
Loss before income tax expense	(31,991)	(3,133)	(28,858)	921%
Income tax expense	—	—	—	0%
Net loss	$(31,991)	$(3,133)	$(28,858)	921%

Research and Development Expenses

Research and development expenses were comprised of:

	Three Months Ended September 30,
	2026	2025	Change
	(in thousands)
Preclinical studies and clinical trial-related activities	$8,037	$545	$7,492
Amortized cost of Paramora warrant obligation	2,335	—	2,335
Chemistry, manufacturing and control	7,877	404	7,473
Personnel	4,734	77	4,657
Consultants and other costs	2,492	390	2,102
Total research and development expenses	$25,475	$1,416	$24,059

Research and development expenses were $25.5 million for the three months ended September 30, 2026, compared to $1.4 million for the three months ended September 30, 2025. The increase of $24.1 million was primarily related to increased preclinical studies and clinical trial-related expenses of $7.5 million, increased chemistry, manufacturing and control (“CMC”) activities of $7.5 million, increased personnel costs of $4.7 million (of which $2.2 million relates to share-based compensation expense), costs related to the Paramora Warrant Obligation of $2.3 million, and increased consulting related costs and other research and development costs of $2.1 million. Of these research and development expenses, $7.2 million related to services provided by Paragon under the Paragon Option Agreement, including $2.3 million related to the Paramora Warrant Obligation.

General and Administrative Expenses

General and administrative expenses were $11.4 million for the three months ended September 30, 2026, compared to $1.7 million for the three months ended September 30, 2025. The increase of $9.6 million was primarily related to increased personnel costs of $7.2 million (of which $5.2 million relates to share-based compensation expense), increased professional fees of $1.6 million, and increased other general and administrative costs of $0.8 million, including travel, insurance, and state taxes.

Other Income (Expense), Net

Other income, net was $4.9 million for the three months ended September 30, 2026, compared to $23,000 for the three months ended September 30, 2025. The increase of $4.8 million was primarily due to interest income earned of $4.2 million from the increase in our cash, cash equivalents and marketable securities due to the issuance of Ordinary Shares in connection with the February 2026 Offering and our ATM offering program and the gain on sale of IP of $0.8 million.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following sets forth our results of operations for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,		Change
	2026	2025	Amount	Percent
		(in thousands)
Operating expenses
Research and development	$74,792	$3,559	$71,233	2001%
General and administrative	27,876	5,617	22,259	396%
Total operating expenses	102,668	9,176	93,492	1019%
Loss from operations	(102,668)	(9,176)	(93,492)	1019%
Other income, net	12,017	79	11,938	15111%
Loss before income tax expense	(90,651)	(9,097)	(81,554)	896%
Income tax expense	(297)	(6)	(291)	4850%
Net loss	$(90,948)	$(9,103)	$(81,845)	899%

Research and Development Expenses

Research and development expenses were comprised of:

	Nine Months Ended September 30,
	2026	2025	Change
	(in thousands)
Preclinical studies and clinical trial-related activities	$16,408	$1,012	$15,396
Amortized cost of Paramora warrant obligation	11,862	—	11,862
Chemistry, manufacturing and control	27,648	1,417	26,231
Personnel	9,692	226	9,466
Consultants and other costs	9,182	904	8,278
Total research and development expenses	$74,792	$3,559	$71,233

Research and development expenses were $74.8 million for the nine months ended September 30, 2026, compared to $3.6 million for the nine months ended September 30, 2025. The increase of $71.2 million was primarily related to increased CMC activities of $26.2 million, increased preclinical studies and clinical trial-related expenses of $15.4 million, costs related to the Paramora Warrant Obligation of $11.9 million, increased personnel costs of $9.5 million (of which $5.0 million relates to share-based compensation expense) and increased consulting related costs and other research and development costs of $8.3 million. Of these research and development expenses, $34.5 million related to services provided by Paragon under the Paragon Option Agreement, including $11.9 million related to the Paramora Warrant Obligation.

General and Administrative Expenses

General and administrative expenses were $27.9 million for the nine months ended September 30, 2026, compared to $5.6 million for the nine months ended September 30, 2025. The increase of $22.3 million was primarily related to increased personnel costs of $16.4 million (of which $11.3 million relates to share-based compensation expense), increased professional fees of $4.2 million, and increased other general and administrative costs of $1.7 million, including travel, insurance, and state taxes.

Other Income (Expense), Net

Other income, net was $12.0 million for the nine months ended September 30, 2026, compared to $0.1 million for the nine months ended September 30, 2025. The increase of $11.9 million was due to increased interest income earned of $11.1 million from the increase in our cash, cash equivalents and marketable securities following the issuance of Ordinary Shares in connection with the February 2026 Offering and our ATM offering program and $0.8 million from the gain on sale of IP.

Liquidity and Capital Resources

Sources of Liquidity

Our operations to date have been financed primarily through our initial public offering, the sale and issuance of Ordinary Shares and preferred shares and, prior to becoming a public company, convertible notes. During the nine months ended September 30, 2026, we entered into an underwriting agreement in February 2026 with certain underwriters to issue and sell 16,644,737 Ordinary Shares, which included the full exercise by the underwriters of their option to purchase an additional 2,171,052 shares, at a public offering price of $19.00 per share. The net proceeds from this offering were approximately $295.5 million, after deducting underwriting discounts and commissions and expenses of the offering. In February 2026, we entered into the ATM Agreement, which was amended on August 10, 2026, pursuant to which we may sell, from time-to-time, Ordinary Shares under an ATM offering program for up to $150.0 million. During the three months ended September 30, 2026, we sold an aggregate of 167,423 Ordinary Shares under the ATM offering program at a weighted-average price per share of $31.59 resulting in net proceeds of $5.1 million. During the nine months ended September 30, 2026, we sold an aggregate of

1,407,823 Ordinary Shares under the ATM offering program at a weighted-average price per share of $25.05 resulting in net proceeds of $34.3 million.

Since inception, we have had significant operating losses. Our net losses were $32.0 million and $3.1 million for the three months ended September 30, 2026 and 2025, respectively, and $90.9 million and $9.1 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $578.3 million and $528.5 million in cash, cash equivalents and marketable securities. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
		(in thousands)
Net cash used in operating activities	$(59,699)	$(7,292)
Net cash used in investing activities	(178,753)	—
Net cash provided by financing activities	330,545	—
Net increase (decrease) in cash and cash equivalents	$92,093	$(7,292)

Net Cash Used in Operating Activities

Cash used in operating activities of $59.7 million during the nine months ended September 30, 2026 was attributable to our net loss of $90.9 million, partially offset by net cash provided by changes in our operating assets and liabilities of $15.1 million and non-cash items of $16.1 million principally with respect to non-cash share-based compensation.

Cash used in operating activities of $7.3 million during the nine months ended September 30, 2025 was primarily attributable to our net loss of $9.1 million, partially offset by net cash provided by changes in our assets and liabilities of $1.2 million and non-cash items of $0.6 million principally with respect to share-based compensation.

Net Cash Used in Investing Activities

Cash used in investing activities of $178.8 million during the nine months ended September 30, 2026 was primarily attributable to our purchase of marketable securities of $179.5 million, partially offset by $0.8 million of proceeds received from the sale of IP.

We had no investing activities during the nine months ended September 30, 2025.

Net Cash Provided by Financing Activities

Cash provided by financing activities of $330.5 million for the nine months ended September 30, 2026 was primarily attributable to the issuance of Ordinary Shares in connection with the February 2026 Offering and our ATM offering program.

We had no financing activities for the nine months ended September 30, 2025.

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

Based on current estimates of our expenses going forward, we believe that our existing cash, cash equivalents and marketable securities of $528.5 million as of September 30, 2026 will be sufficient to fund our operations into the second half of 2029. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Share-based Compensation

We have issued share-based compensation awards through the granting of share awards, which generally vest over a three- to four-year period. We account for share-based compensation in accordance with Accounting Standards Codification (“ASC”) 718, Compensation-Stock Compensation (“ASC 718”). In accordance with ASC 718, compensation cost is measured at estimated fair value and is recognized as compensation expense over the vesting period during which service is provided in exchange for the award.

We use a Black-Scholes option pricing model to determine fair value of our share options. The Black-Scholes option pricing model includes various assumptions, including the fair value of Ordinary Shares, expected life of share options, the expected volatility based on the historical volatility of a publicly traded set of peer companies and the expected risk-free interest rate. These assumptions reflect our best estimates, but they involve inherent uncertainties based on market conditions generally outside our control. As a result, if other assumptions had been used, share-based compensation cost could have been materially impacted. Furthermore, if we use different assumptions for future grants, share-based compensation cost could be materially impacted in future periods.

The fair value of our awards in the nine months ended September 30, 2026 has been estimated using Black-Scholes based on the following assumptions: term of 6.1 years; volatility of 83.8%; risk-free rate of 4.1%; and no expectation of dividends. The fair value of our awards in the nine months ended September 30, 2025 has been estimated using Black-Scholes based on the following assumptions: term of 5.9 years; volatility of 95.9%; risk-free rate of 4.4%; and no expectation of dividends.

We will continue to use judgment in evaluating the assumptions utilized for our share-based compensation expense calculations on a prospective basis. In addition to the assumptions used in the Black-Scholes model, the amount of share-based compensation expense we recognize in our consolidated financial statements reflects share option forfeitures, which we recognize as they occur, and the compensation expense is reversed in the period that the forfeiture occurs.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the jurisdictions and years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Based on the level of historical operating results and projections for the taxable income for the future, we have determined that it is more likely than not that our net deferred tax assets will not be realized. Accordingly, we have recorded a full valuation allowance to reduce our deferred tax assets.

We recognize tax benefits from uncertain tax positions only if (based on the technical merits of the position) it is more likely than not that the tax positions will be sustained on examination by the tax authority. The tax benefits recognized in the financial statements from such positions are measured based on the largest amount that is more than 50% likely to be realized upon ultimate settlement. We have not recorded any uncertain tax positions as of September 30, 2026 or December 31, 2025. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months. In the event we are assessed interest or penalties at some point in the future, they will be classified in the consolidated financial statements as a component of income tax expense. We have not incurred any interest or penalties.

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

Recently Adopted Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our consolidated financial statements for the three and nine months ended September 30, 2026 and 2025 for a discussion of recent accounting pronouncements.

Contractual Obligations

We enter into contracts in the normal course of business with third-party service providers for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts generally provide for termination upon notice, and therefore, we believe that our non-cancelable obligations under these agreements are not material and we cannot reasonably estimate the timing of if and when they will occur. Refer to Note 3, “Related Party Transactions,” in the accompanying notes to our consolidated financial statements for the three and nine months ended September 30, 2026 and 2025 for a discussion of our obligations under the Paragon Option Agreement. In August 2026, we entered into an operating lease, which resulted in operating lease liabilities of $1.1 million as of September 30, 2026, of which $0.2 million is classified as a current liability. Refer to Note 7, “Leases,” in the accompanying notes to our consolidated financial statements for the maturities of our operating lease liabilities. We could also enter into additional research, manufacturing, supplier and other agreements in the future, which may require up-front payments and even long-term commitments of cash.

Smaller Reporting Company Status

We currently report as a “smaller reporting company” based on our prior annual determination, as of June 30, 2025, that our annual revenue was less than $100 million and the market value of our shares held by non-affiliates was less than $700 million. As a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K, and smaller reporting companies have reduced disclosure obligations regarding executive compensation. Based on the market value of our shares held by non-affiliates as of June 30, 2026, we will cease to qualify as a smaller reporting company. Under the SEC’s transition rules, we expect that the scaled disclosure accommodations available to smaller reporting companies, including with respect to executive compensation, will remain available to us through our Annual Report on Form 10-K for the year ending December 31, 2026, including the Part III information incorporated by reference from our proxy statement for our 2027 annual general meeting, and we will remain a non-accelerated filer for our periodic reports due in 2027. As a result, our Annual Report on Form 10-K for the year ending December 31, 2026 will not be required to include an attestation report of our independent registered public accounting firm on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 and will be due within 90 days after year end. We expect to reflect the loss of smaller reporting company status beginning with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2027, and we expect that our proxy statement for our 2028 annual general meeting will be required to include full executive compensation disclosure. If the market value of our shares held by non-affiliates as of June 30, 2027 is $700 million or more, we expect to become a large accelerated filer as of December 31, 2027, and if it is $560 million or more but less than $700 million, we expect to become an accelerated filer as of December 31, 2027. In either case, our Annual Report on Form 10-K for the year ending December 31, 2027 will be required to include such an attestation report and will be due within 60 days or 75 days, respectively, after year end.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Item 305(e) of Regulation S-K and are not required to provide the information otherwise required under this item.

Effects of Inflation

Our assets are primarily monetary, consisting of cash, cash equivalents and marketable securities. Because of their liquidity, these assets are not directly affected by inflation. Since we intend to retain and continue to use our equipment, furniture, fixtures and office equipment, computer hardware and software and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. However, the rate of inflation affects our expense and use of our resources. We continue to monitor the impact of inflation on these costs in order to minimize its effects through productivity improvements and cost reductions. There can be no assurance, however, that our operating results will not be affected by inflation in the future.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

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

Item 1A. Risk Factors.

The following summarizes the principal factors that make an investment in the Company speculative or risky, all of which are more fully described in the Risk Factors section below. This summary should be read in conjunction with the Risk Factors section and should not be relied upon as an exhaustive summary of the material risks facing our business. Some of the factors, events and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past, and instead reflect our beliefs and opinions as to the factors, events or contingencies that could materially and adversely affect us in the future. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. You should consider all of the risk factors described in our public filings when evaluating our business.

Risk Factor Summary

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

•
We are a clinical-stage biotechnology company with a limited operating history on which to assess our business; we have no products that have been administered to humans or approved for commercial sale, which may make it difficult to evaluate our current business and likelihood of success and viability.
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
•
Our programs are in the early stages of development and may fail in development or suffer delays that materially and adversely affect our viability. If we or our current or future collaborators are unable to complete development of or commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
•
We are substantially dependent on the success of DMR-001, and our ongoing Phase 1/1b clinical trial and any future clinical trials of such product candidate may not be successful.
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

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We are a clinical-stage biotechnology company with a limited operating history on which to assess our business; we have no products that have been administered to humans or approved for commercial sale, which may make it difficult to evaluate our current business and likelihood of success and viability.

We are a clinical-stage biotechnology company with limited operating history. Since our inception, we have incurred operating losses with no corresponding revenue and have utilized substantially all of our resources to identify, license and develop our product candidates, organize and staff our company and provide other general and administrative support for our operations. We have limited experience as a company in initiating, conducting and completing preclinical studies and clinical trials. In part because of this lack of experience, we cannot be certain that our preclinical studies or clinical trials will begin or be completed on time, if at all. In addition, we have not yet demonstrated an ability to obtain regulatory approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

• the success of our current or future collaborations, including our collaboration with Paragon pursuant to the Paragon Option Agreement and the Paragon License Agreement and any future license agreements we enter into with Paragon;

• our ability to establish and maintain additional collaborations on favorable terms, if at all;

• the extent to which we acquire or in-license products, intellectual property and technologies;

• the costs of operational, financial and management information systems and associated personnel; and

• the costs of operating as a public company.

As a result, we will require substantial additional funding to continue our operations. As of September 30, 2026, we had $528.5 million of cash, cash equivalents and marketable securities. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations into the second half of 2029. We will still need to raise additional capital to continue to fund our operations in the future. If we are unable to raise additional capital when needed, that could raise substantial doubt about our ability to continue as a going concern.

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

We have incurred significant net losses in each period since our inception in 2011. For the three months ended September 30, 2026 and 2025, we had net losses of $32.0 million and $3.1 million, respectively, and for the nine months ended September 30, 2026 and 2025, we had net losses of $90.9 million and $9.1 million, respectively. As of September 30, 2026, we had an accumulated deficit of $578.3 million. We expect to continue to incur losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

• advance our existing and future product candidates through preclinical and clinical development;

• seek to identify additional product candidates;

• maintain, expand, enforce, defend and protect our intellectual property portfolio;

• seek, obtain and maintain regulatory and marketing approvals for our product candidates;

• seek to identify, establish and maintain additional collaborations and license agreements;

• make milestone and royalty payments to Paragon under the Paragon Option Agreement and the Paragon License Agreement and under any additional future collaboration or license agreements that we enter into;

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

• acquire or in-license products, intellectual property and technologies; and

• establish clinical and commercial-scale current good manufacturing practices (“cGMPs”) capabilities through a third party or our own manufacturing facility.

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

The development and commercialization of drugs is highly competitive. Our product candidates, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration. We compete with a variety of multinational biopharmaceutical companies, specialized biotechnology companies and emerging biotechnology companies. If approved for the treatment of patients with mutCALR-driven MPNs, our portfolio of products would compete with anagrelide and ropeginterferon alfa-2b (for ET) as well as hydroxyurea and ruxolitinib, which are not approved for the treatment of ET in the United States, and with ruxolitinib, momelotinib, pacritinib and fedratinib in MF. In addition, we are aware of several companies with product candidates in research and development for the treatment of patients with mutCALR-driven MPNs, including Incyte’s INCA033989 and INCA035784, Janssen Pharmaceuticals, Inc.’s JNJ-88549968, Meiji Seika Pharma’s mutCALR TCE, Prelude Therapeutics Incorporated's mCALR CDK9d DAC, and Alethio Therapeutics’ AT-02. We are also aware of several companies with product candidates in development for the treatment of ET and/or MF, including PharmaEssentia Corporation’s ropeginterferon alfa-2b (for MF), Merck & Co., Inc.’s bomedemstat, Novartis AG’s pelabresib, Kartos Therapeutics, Inc.’s navtemadlin, Karyopharm Therapeutics Inc.’s selinexor, AbbVie Inc.’s navitoclax, Bristol Myers Squibb Company’s BMS-986158, Disc Medicine, Inc.’s DISC-0974 and Takeda’s elritercept. We also compete with academic institutions, governmental agencies, and public and private research institutions, among others. Many of the companies with which we are currently competing or will compete against in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and commercializing approved products than we do, and are further along in the clinical development and/or commercialization process. Mergers and acquisitions in the pharmaceutical and biotechnology industry may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites, raising capital, patient registration for clinical trials, establishing and defending rights to intellectual property, as well as in acquiring technologies complementary to, or necessary for, our product candidates.

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

Our programs are in the early stages of development and may fail in development or suffer delays that materially and adversely affect our viability. If we or our current or future collaborators are unable to complete development of or commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We have no commercially approved products. DMR-001 is in early clinical development, DMR-002 and DMR-003 are in preclinical development, and we have not completed any clinical trials for our product candidates. As a result, we expect it will be many years before we commercialize any product candidate, if ever. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for, and successfully commercializing, our product candidates, either alone or with third parties, and we cannot guarantee you that we will ever obtain regulatory approval for any of our product candidates. We have not yet demonstrated our ability to obtain regulatory approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Before obtaining regulatory approval for the commercial distribution of any product candidate, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of the product candidate.

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

Commencing clinical trials in the United States is subject to acceptance by the FDA of an Investigational New Drug Application (“IND”) and finalizing the trial design based on discussions with the FDA. Commencing clinical trials in jurisdictions outside of the United States is similarly subject to acceptance by the applicable regulatory authority of clinical trial documentation following discussions with such authority. In the event that the FDA or other applicable regulatory authority requires us to complete additional preclinical studies or we are required to satisfy other FDA or foreign regulatory authority requests prior to commencing clinical trials, the start of clinical trials for DMR-002 or DMR-003, or the expansion of our Phase 1/1b clinical trial of DMR-001 into other jurisdictions, may be delayed. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree as to whether we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials, delay the enrollment of our clinical trials or impose stricter approval conditions than we currently expect. There are analogous processes and risks applicable to clinical trial applications in other countries, including but not limited to Canada, New Zealand, Australia, countries in the EU and countries in Asia.

We may not have the financial resources to continue development of our product candidates if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, our product candidates. Our or our current or future collaborators’ inability to complete development of, or commercialize our product candidates, or significant delays in doing so, could have a material and adverse effect on our business, financial condition, results of operations and prospects.

We are substantially dependent on the success of DMR-001, and our ongoing Phase 1/1b clinical trial and any future clinical trial of such product candidates may not be successful.

Our future success is substantially dependent on our ability to timely obtain regulatory approval for, and then successfully commercialize, DMR-001. We are initially investing a majority of our efforts and financial resources into the research and development of this program. We recently initiated our Phase 1/1b trial of DMR-001 in ET and MF patients, with receipt of health authority approval in Australia and clearance from the FDA to begin the trial in the United States. We plan to complete additional regulatory submissions for DMR-001 in the fourth quarter of 2026 to expand the Phase 1/1b trial globally. The success of DMR-001 is dependent on observing rapid and sustained reduction in excess platelets, the key pathology in ET, and, in MF, improvements in spleen volume and symptom burden, in each case compared to other anti-mutCALR antibody product candidates in clinical development. This is based in part on the assumption that the increased in vitro potency and improved pharmacokinetics observed in non-human primates (“NHPs”) will translate into inhibition of Type 1 and Type 2 mutCALR-dependent cell proliferation and improved pharmacokinetic properties of DMR-001 in humans, resulting in a more convenient dosing regimen. To the extent we do not observe this inhibition of Type 1 and Type 2 mutCALR-dependent cell proliferation or improved pharmacokinetic properties in our global Phase 1/1b clinical trial of DMR-001 or in additional clinical trials, it would significantly and adversely affect the clinical and commercial potential of DMR-001.

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

From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials, such as the expected timing for the global expansion of our Phase 1/1b clinical trial of DMR-001 and the initiation of clinical trials of DMR-002 and DMR-003, the timing for receipt of clinical data, and the timing for the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in many cases for reasons beyond our control. If we do not meet these milestones as publicly announced, or at all, our prospects and reputation may be adversely affected and our stock price may decline. Additionally, delays relative to our projected timelines are likely to cause overall expenses to increase, which may require us to raise additional capital sooner than expected and prior to achieving targeted development milestones.

The target patient population for the treatment of MPNs is small and has not been definitively determined, and if estimates of the number of treatable patients are lower than expected, our potential revenues from sales of our product candidates, if approved, and our ability to achieve profitability would be compromised.

The estimates of both the number of patients who have MPNs, as well as the subset of patients with the disease in a position to receive treatment from DMR-001, if approved, may prove to be incorrect. These estimates have been derived from a variety of sources, including scientific literature, input from physicians that treat patients with the diseases we are targeting, patient foundations, secondary market research databases, healthcare claims data, and patient registry data. For example, estimates of the prevalence of MPNs in certain geographies are based in part on the published prevalence of MPNs among patient populations in the United States split across ethnicities, and our own analyses of prevalence in Europe, and on published disease incidence rates for certain geographies and estimated for the populations of such geographies. Further, new studies may change the estimated incidence or prevalence of MPNs. Each of these sources has limitations. Claims data may not capture patients who are untreated or treated outside the databases reviewed, rely on diagnosis and procedure codes that may not accurately distinguish MPN subtype, disease severity or line of therapy, and do not identify CALR mutation status. Registry data may be subject to selection bias, under-reporting and inconsistent diagnostic criteria, and physician input and market research are subjective and may not be representative. In addition, because CALR mutation testing is not yet universal, the proportion of ET and MF patients with mutCALR-driven disease, and the number who ultimately have access to treatment, may be lower than we estimate. Similar considerations would apply to estimates of patient population for target indications we select for DMR-002, DMR-003 and any future product candidates. Accordingly, our target patient populations may turn out to be lower than expected, in which case the potential revenues from sales of our product candidates, if approved, would be lower than expected.

Our approach to the discovery and development of DMR-001, DMR-002 and DMR-003 is unproven, and we may not be successful in our efforts to build a pipeline of product candidates with commercial value.

Our approach to the discovery and development of our product candidates uses antibody mechanisms of action that have been applied in other diseases and incorporates antibody engineering intended to optimize half-life and other properties, including increased binding affinity. Our product candidates are designed to target mutCALR, a target against which no therapy has been approved, and incorporate modifications intended to extend half-life. However, the scientific research that forms the basis of our efforts to develop DMR-001, DMR-002 and DMR-003 using half-life extension technologies and to enhance efficacy through improved binding affinity, including monoclonal antibodies, is ongoing and may not result in viable product candidates. We have limited clinical data on product candidates utilizing monoclonal antibody half-life extension technologies, especially in hematologic disorders such as MPNs, demonstrating whether they are safe or effective for long-term treatment in humans. We also have no clinical data to indicate whether our modifications to enhance binding affinity translate into improved efficacy in humans. The long-term safety and efficacy of DMR-001, DMR-002 and DMR-003 compared to currently approved therapies for ET and MF is unknown.

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

Moreover, enrolling patients in clinical trials for MPNs is challenging, as patients with ET or MF will typically first receive the applicable standard of care. Many patients who respond adequately to or tolerate the standard of care therapy (and thus do not enroll in clinical trials) may have disease that would have responded well to our product candidates. This may limit the number of eligible patients able to enroll in our clinical trials and could extend development timelines or increase costs for these programs. Patients whose disease does not adequately respond to, or who are intolerant of, the standard of care treatment may be eligible for clinical trials of unapproved drug candidates. However, these patients may have received prior cytoreductive therapies, such as hydroxyurea, anagrelide or interferon, or JAK inhibitors, which may affect their disease biology, blood counts or ability to tolerate additional therapy. Any of these prior treatment regimens may render our therapies less effective in clinical trials or make the results of our clinical trials more difficult to interpret. We have sought and may continue to seek to mitigate these effects in the future through modification of enrollment eligibility criteria. Additionally, patients whose disease has not responded to, or has progressed after, approved therapies will typically have more advanced disease, and patients with MF in particular may have a poorer long-term prognosis. If we are unable to adequately enroll patients in our clinical trials, our clinical trial timelines may be delayed.

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

We cannot be sure that the FDA or comparable foreign regulatory authorities will agree with our clinical development plans, and there is no guarantee that data from our Phase 1/1b trial will support additional trials. If the FDA or comparable foreign regulatory authorities require us to conduct additional trials or enroll additional patients, our development timelines may be delayed. We cannot be sure that submission of an IND or similar foreign application will result in the FDA or comparable foreign regulatory authorities, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. Events that may prevent successful or timely initiation or completion of clinical trials include: inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation or continuation of clinical trials; delays in reaching a consensus with regulatory authorities on study design or implementation of the clinical trials; delays or failure in obtaining regulatory authorization to commence a trial; delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites; delays in identifying, recruiting and training suitable clinical investigators; delays in obtaining required IRB approval or positive ethics committee opinions at each clinical trial site; delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing; failure by our CROs, other third parties or us to adhere to clinical trial protocols; failure to perform in accordance with the FDA’s or any other regulatory authority’s good clinical practice (“GCP”) requirements or regulatory guidelines; changes to the clinical trial protocols; clinical sites deviating from trial protocol or dropping out of a trial; changes in regulatory requirements, guidance or clinical trial plans that require amending or submitting new clinical protocols; selection of clinical endpoints that require prolonged periods of observation or analyses of resulting data; transfer of manufacturing processes to new or larger-scale facilities and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process; and third parties being unwilling or unable to satisfy their contractual obligations to us.

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

We may find it difficult to enroll patients in our clinical trials, particularly given the relatively small patient population. If we encounter difficulties enrolling patients in our ongoing and future clinical trials of DMR-001 or our other programs, our clinical development activities could be delayed or otherwise adversely affected.

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

Currently, many lower-risk ET patients are treated with aspirin alone, which may reduce the number of patients eligible for, or motivated to enroll in, our clinical trials. Higher-risk ET patients carry a greater risk of clotting and bleeding and are generally treated with hydroxyurea, which is not approved for the treatment of ET in the United States, anagrelide or interferon.

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

Results of our clinical trials could reveal a high or unacceptable severity and prevalence of side effects, adverse events or unexpected characteristics. If significant adverse events or other side effects are observed in our ongoing or future clinical trials, we may have difficulty recruiting patients to such trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of one or more product candidates altogether. For example, in June 2026, Incyte reported six discontinuations among 114 patients, one of which was due to a treatment-emergent adverse event (“TEAE”), in its Phase 1 trial investigating INCA033989 in ET patients resistant or intolerant to prior cytoreductive therapy. The most frequent grade ≥ 3

TEAEs were fatigue, headache, lipase increase and constipation. Because DMR-001 targets the same mutant protein, it is possible that patients in our clinical trials could exhibit similar grade TEAEs as well. We, the FDA or other applicable regulatory authorities, or an IRB or ethics committee, may suspend any clinical trials of any product candidate at any time for various reasons, including a belief that subjects or patients in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential products developed in the biotechnology industry that initially showed therapeutic promise in early-stage studies and trials have later been found to cause side effects that prevented their further development. Other potential products have shown side effects in preclinical studies, which side effects do not present themselves in clinical trials in humans. Even if the side effects do not preclude the product candidate from obtaining or maintaining regulatory approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. In addition, an extended half-life could prolong the duration of undesirable side effects, which could also inhibit market acceptance. TEAEs could also affect patient recruitment or the ability of enrolled subjects to complete our clinical trials or could result in potential product liability claims. Potential side effects associated with our product candidates may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from our product candidates may not be normally encountered in the general patient population and by medical personnel. Any of these occurrences could harm our business, financial condition, results of operations and prospects significantly.

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

Because we have limited financial and managerial resources, we focus our research and development efforts on certain selected programs. For example, we are currently focused primarily on DMR-001. As a result, we may forgo or delay pursuit of opportunities with other programs that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development of product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. In addition, we select product candidates among a variety of potential product candidates from Paragon, and the product candidates we select may fail to be viable commercial products or the product candidates we do not select may have a greater likelihood of success.

Any approved products resulting from our current programs or any future program may not achieve adequate market acceptance among clinicians, patients, healthcare third-party payors and others in the medical community necessary for commercial success and we may not generate any future revenue from the sale or licensing of such products.

Even if regulatory approval is obtained for a product candidate resulting from one of our current or future programs, we may not gain market acceptance among physicians, healthcare professionals, patients, healthcare payors or the medical community. We may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive cost and whether it will otherwise be accepted in the market. Market acceptance will depend on many factors, including factors that are not within our control. Several products have been approved for the treatment of MPNs, including ropeginterferon alfa-2b (approved in 2026 for ET), momelotinib (approved in 2023) and pacritinib (approved in 2022), and additional product candidates are in later stages of development, including pelabresib, bomedemstat, and navtemadlin. DMR-001 is designed to have improved potency against both Type 1 and Type 2 mutCALR and contains modifications intended to increase the half-life of antibodies in circulation. No therapy that selectively targets mutCALR has been approved by the FDA. Several agents for ET and MF are in late-stage development and could be approved before our product candidates, and physicians may continue to rely on existing cytoreductive therapies such as anagrelide and hydroxyurea. Market participants with significant influence over acceptance of new treatments, such as clinicians and third-party payors, may not adopt a biologic that incorporates anti-mutCALR antibodies and half-life extension for our targeted indication, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, any programs developed by us or our existing or future collaborators. Market acceptance of our product candidates may be negatively impacted by potential poor performance of our competitors, including the occurrence of serious adverse events in such competitors’ clinical trials or failure by such competitors to obtain and maintain regulatory approval for their product candidates. Additionally, our product candidates may not demonstrate the dosing convenience or efficacy we are seeking, and even if they do, these attributes may not result in market acceptance, and other competitive products may instead gain and hold the applicable market. Sales of medical products also depend on the willingness of clinicians to prescribe the treatment. We cannot predict whether clinicians, clinicians’ organizations, hospitals, other healthcare providers, government agencies or private insurers will determine that our product is safe, therapeutically effective, cost effective or less burdensome as compared with competing treatments. If any current or future product candidate is approved but does not achieve an adequate level of acceptance by such parties, we may not generate or derive sufficient revenue from that product candidate and may not become or remain profitable.

Certain of our programs may compete with our other programs, which could negatively impact our business and reduce our future revenue.

We are developing DMR-001 for the treatment of ET and MF and intend to develop DMR-002 and DMR-003 for mutCALR-driven MPNs, including ET and MF, and we may in the future develop programs for additional MPNs. However, developing multiple product candidates for MPNs may negatively impact our business if the product candidates compete with each other. For example, if multiple product candidates are conducting clinical trials at the same time, they could compete for the enrollment of patients. In addition, if multiple product candidates are approved for the same indication, they may compete for market share, which could limit our future revenue.

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

We rely on our collaboration with a third party, Paragon, for a substantial portion of our discovery capabilities and for the rights necessary to develop and commercialize our product candidates. In the future, we could also rely on additional licensing arrangements with third parties. For example, we have entered into the Paragon Option Agreement and, with respect to DMR-001 and DMR-002, the Paragon License Agreement, and our rights to DMR-003 remain subject to an unexercised option under the Paragon Option Agreement. The Paragon License Agreement imposes milestone, royalty and diligence obligations on us. However, Paragon could terminate the Paragon Option Agreement or the Paragon License Agreement under certain circumstances, including our failure to make any payments owed to Paragon under the applicable agreement or any uncured material breach of the applicable agreement by us, in which event we may lose intellectual property rights and may not be able to develop or commercialize the product candidates covered by that agreement, including DMR-001, DMR-002 or DMR-003, as applicable.

Collaborations or licensing arrangements that we enter into may not be successful, and any success will depend heavily on the efforts and activities of such collaborators or licensors. If any of our collaborators or licensors experiences delays in performance of, or fails to perform, its obligations under its agreement with us, disagrees with our interpretation of the terms of such agreement or terminates its agreement with us, our pipeline and product candidates and development timeline could be adversely affected. If we fail to comply with any of the obligations under our collaborations or license agreements, including payment terms and diligence terms, our collaborators or licensors may have the right to terminate such agreements, in which event we may lose intellectual property rights and may not be able to develop, manufacture, market or sell the products covered by our agreements or may face other penalties under our agreements. Our collaborators and licensors may also fail to properly maintain or defend the intellectual property we have licensed from them, if required by our agreement with them, leading to the potential invalidation of our intellectual property, or they may even infringe upon our intellectual property rights, any of which could subject us to litigation or arbitration, which would be time-consuming and expensive and could harm our ability to commercialize our product candidates. In addition, collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates and products if the collaborators believe that the competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours.

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

We may face significant competition in attracting appropriate collaborators, and more established companies may also be pursuing strategies to license or acquire third-party intellectual property rights that we consider attractive. These companies may have a competitive advantage over us due to their size, financial resources and greater clinical development and commercialization capabilities. In addition, companies may be unwilling to assign or license rights to us, whether they perceive us to be a competitor or for other reasons. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Collaborations are complex and time-consuming to negotiate, document and execute. In addition, consolidation among large pharmaceutical and biotechnology companies has reduced the number of potential future collaborators. We may not be able to negotiate additional collaborations on a timely basis, on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market.

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

In addition, we rely on foreign CROs and CMOs, including WuXi Biologics (Hong Kong) Limited (“WuXi Biologics (Hong Kong)”), for formulation and manufacturing of our Phase 1 clinical trial materials, and will likely continue to rely on foreign CROs and CMOs in the future. WuXi Biologics (Hong Kong) is a subsidiary or affiliate of WuXi Biologics, which was previously identified in the U.S. legislation proposed in 2024 known as the BIOSECURE Act as a biotechnology “company of concern.” The BIOSECURE Act as enacted into law on December 18, 2025 will prohibit U.S. federal agencies from entering into, extending or renewing procurement contracts with, as well as providing grants and loans to, an entity that uses biotechnology equipment or services from a “biotechnology company of concern,” and includes a grandfathering provision allowing biotechnology equipment and services provided or produced by named biotechnology companies of concern under a contract or agreement entered into before the effective date of revisions to the Federal Acquisition Regulation designating an entity a biotechnology company of concern until five years from such effective date. The BIOSECURE Act does not name specific companies; instead, the Office of Management and Budget is required to publish an initial list of biotechnology companies of concern by December 2026, and we cannot predict whether WuXi Biologics (Hong Kong) or any of our other vendors will be included. Depending on how the BIOSECURE Act is implemented by U.S. federal agencies, we could be potentially restricted from pursuing U.S. federal government business or grants in the future if we continue to use WuXi Biologics (Hong Kong) and if WuXi Biologics (Hong Kong) or other parties we contract with are identified as “biotechnology companies of concern” beyond the grandfathering period. Foreign CMOs may be the target of U.S. legislation, including the BIOSECURE Act, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material, restrict or even prohibit our ability to work with such CMOs, or have an adverse effect on our ability to secure significant commitments from governments to purchase potential therapies.

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

We do not currently own any facility that may be used as our clinical-scale manufacturing and processing facility and must rely on CMOs to manufacture our product candidates. We have not yet caused our product candidates to be manufactured on a commercial scale and may not be able to do so for any of our product candidates, if approved. We currently rely on a single source for our supply of our product candidates. If there should be any disruption in such supply arrangement, including any adverse events affecting our sole supplier, or if we experience delays or difficulties in transferring, or are unable to successfully transfer, our manufacturing processes, it could have a negative effect on the clinical development of our product candidates and other operations while we work to identify and qualify an alternate supply source. We have limited control over the manufacturing process of, and may be dependent on, our contract manufacturing partners for compliance with cGMP requirements and any other regulatory requirements of the FDA or comparable foreign regulatory authorities for the manufacture of our product candidates. Beyond periodic audits, we have limited control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or another applicable regulatory authority does not approve these facilities for the manufacture of our product candidates or withdraws any approval in the future, we may need to find alternative manufacturing facilities, which would require the incurrence of significant additional costs and delays and materially adversely affect our ability to develop, obtain regulatory approval for or market our product candidates, if approved. We, or our future contract manufacturers, any current or future collaborators and their contract manufacturers could be subject to periodic unannounced inspections by the FDA, competent authorities of the EU Member States or other comparable foreign regulatory authorities, to monitor and ensure compliance with cGMPs. Despite our efforts to audit and verify regulatory compliance, one or more of our third-party manufacturing vendors may be found on regulatory inspection by the FDA, competent authorities of EU Member States or other comparable foreign regulatory authorities to be noncompliant with cGMP regulations. Our failure, or the failure of our CMOs, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension, variation or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or products, if approved, and harm our business and results of operations.

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

Our future growth may depend, in part, on our ability to develop and commercialize our product candidates, if approved, in foreign markets for which we may rely on collaboration with third parties. Recent and ongoing changes in the United States trade policy with foreign countries, including the continued uncertainty surrounding U.S. tariffs and potential retaliatory measures by foreign governments, may disrupt the global supply chain for biopharmaceutical products. For example, in April 2026, the U.S. Administration imposed tariffs of up to 100% on imports of patented pharmaceuticals and associated pharmaceutical ingredients under Section 232 of the Trade Expansion Act of 1962, which took effect on July 31, 2026 for certain large pharmaceutical companies and on September 29, 2026 for all other importers, as described further under “Our business could be adversely affected by economic downturns, inflation, fluctuating interest rates, natural disasters, public health crises, political crises, geopolitical events, or other macroeconomic conditions” below. Although the U.S. Department of Commerce has established a zero tariff rate for covered products imported solely for use in clinical trials, research and development or other non-commercial purposes, the scope and duration of this exemption could change, and these or future tariffs could increase the costs of materials for our clinical trials and, if any of our product candidates is approved, the cost of our commercial supply. Any direct tariffs, if imposed on pharmaceutical products, may result in increased costs for raw materials and contract manufacturing services, reduced ability to source critical CMOs, and a delay in our development timelines.

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

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on Processing Sensitive Information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause stakeholders (including investors and potential customers) to stop supporting our platform, deter new customers from purchasing our products, and negatively impact our ability to grow and operate our business.

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

For example, the United States enacted the Inflation Reduction Act of 2022, which implements, among other changes, a 1% excise tax on certain stock buybacks. In addition, beginning in 2022, the Tax Cuts and Jobs Act eliminated the previously available option to deduct research and development expenditures and requires taxpayers to amortize them generally over five years for research activities conducted in the United States and over fifteen years for research activities conducted outside the United States. On July 4, 2025, the U.S. Congress enacted the One Big Beautiful Bill Act, which includes a provision restoring the immediate deductibility of domestic research and development expenditures. The impact of this newly enacted law on our tax position will depend on how the provision is implemented and interpreted by the IRS and other regulatory authorities. In addition, we have no assurance as to whether, when and how this provision may be subject to further amendment or repeal. Such changes, among others, may adversely affect our effective tax rate, results of operations and financial condition.

Although we are incorporated in the Cayman Islands, we expect to continue to be treated as a U.S. corporation for U.S. federal income tax purposes.

We expect to continue to be treated as a U.S. domestic corporation for U.S. federal income tax purposes notwithstanding the Redomestication. As a result, we will remain subject to U.S. federal income tax on our worldwide income, distributions to non-U.S. holders of our Ordinary Shares may be subject to U.S. withholding tax, and we will also incur costs of complying with Cayman Islands law. We could also be treated as a tax resident of more than one jurisdiction. Changes in U.S. or Cayman Islands tax law, or a different interpretation of applicable law by a taxing authority, could adversely affect us and our shareholders.

We may acquire businesses, product candidates or products, or form strategic alliances, in the future, and may not realize the benefits of such acquisitions.

We may acquire additional businesses or products, form strategic alliances, or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new product candidates or products resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. There is no assurance that, following any such acquisition, we will achieve the synergies expected in order to justify the transaction, which could result in a material adverse effect on our business and prospects.

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

We will rely upon a combination of patents, trademarks, trade secret protection, copyrights and confidentiality agreements, licenses, including the Paragon License Agreement, and the Paragon Option Agreement to protect the intellectual property related to our programs and technologies and to prevent third parties from competing unfairly with us. Our success depends in large part on our ability to obtain and maintain patent protection for our product candidates and their uses, as well as our ability to operate without infringing on or violating the proprietary rights of others. We do not currently own or license any issued patents with respect to DMR-001, DMR-002 or DMR-003. Paragon has filed patent applications directed to anti-mutCALR monoclonal antibodies, including applications covering composition of matter, pharmaceutical formulations, and methods of using such antibodies, including DMR-001. We have licensed Paragon’s patent applications relating to DMR-001 and DMR-002 under the Paragon License Agreement, and we have the option to license those relating to DMR-003 pursuant to the Paragon Option Agreement. In the future, we expect to prosecute underlying intellectual property for DMR-001, DMR-002, DMR-003, and some or all of the in-licensed or owned product candidates that we develop.

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

While we have the right to control prosecution, defense, maintenance and enforcement of patents in-licensed under the Paragon License Agreement, there may be times when rights for patents and patent applications relating to our product candidates are controlled by our future licensors or collaboration partners. For example, Paragon controls the prosecution, maintenance and enforcement of the patents it owns or controls other than the licensed antibody patents, including the patents that are non-exclusively licensed to us under the Paragon License Agreement, and Paragon currently has the right to file patent applications and control prosecution with respect to inventions arising under the Paragon Option Agreement that are not licensed to us, including those that may apply to DMR-003. If we, Paragon or any of our future licensors or collaboration partners fail to prosecute, defend, maintain and enforce such patents and patent applications in a manner consistent with our best interests, including by payment of all applicable fees for patents covering our product candidates, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. In addition, even if we have the right to control prosecution of patents and patent applications we have licensed to and from third parties, including under the Paragon License Agreement and any future license agreements with Paragon, we may still be adversely affected or prejudiced by actions or inactions of Paragon, additional licensees, or licensors and their counsel prior to the date upon which we assume control over patent prosecution. For example, Paragon was responsible for the prosecution of the patent applications related to DMR-001 and DMR-002 prior to the effective date of the Paragon License Agreement and remains responsible for the prosecution, defense, maintenance and enforcement of patents related to DMR-003. Under the Paragon License Agreement, we have the first right to control the prosecution, maintenance, enforcement and defense of the licensed antibody patents relating to DMR-001 and DMR-002, subject to Paragon’s backup rights, and we would expect to obtain similar rights with respect to DMR-003 only if we exercise our option and enter into a license agreement for that program.

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

Our success will depend in part on our and our current and future licensors’ (including Paragon’s) ability to obtain, maintain and enforce patent protection for our licensed intellectual property. Under the Paragon License Agreement, we have the first right to control the prosecution, maintenance, enforcement and defense of the licensed antibody patents relating to DMR-001 and DMR-002, subject to Paragon’s backup rights, and we would expect to hold such rights with respect to DMR-003 only if we exercise our option and enter into a license agreement for that program. We, Paragon and our future licensors may not successfully prosecute the patent applications that cover our product candidates. Even if patents are issued in respect of these patent applications, we and our future licensors (including Paragon) may fail to maintain these patents, may determine not to pursue litigation against other companies that are infringing these patents, or may pursue such litigation less aggressively than we would. Without protection for any in-licensed intellectual property, other companies might be able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business prospects.

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

In addition, the patent positions of companies in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. U.S. Supreme Court and U.S. Court of Appeals for the Federal Circuit rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations, including in the antibody arts. For example, the United States Supreme Court in Amgen, Inc. v. Sanofi (“Amgen”) held in 2023 that Amgen’s patent claims to a class of antibodies functionally defined by their ability to bind a particular antigen were invalid for lack of enablement where the patent specification provided 26 exemplary antibodies, but the claimed class of antibodies covered a “vast number” of additional antibodies not disclosed in the specification. The Court stated that if patent claims are directed to an entire class of compositions of matter, then the patent specification must enable a person skilled in the art to make and use the entire class of compositions. This decision makes it unlikely that we will be granted U.S. patents with composition of matter claims as broad as Amgen’s directed to antibodies functionally defined by their ability to bind a particular antigen. Even if we are granted claims directed to functionally defined antibodies, it is possible that a third party may challenge our patents, when issued, relying on the reasoning in Amgen or other precedential court decisions. This combination of events has created uncertainty with respect to the validity and enforceability of patents once obtained. Depending on future actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our patent rights and our ability to protect, defend and enforce our patent rights in the future.

In addition, the U.S. Supreme Court’s June 2024 decision to overturn established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which the FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. Geopolitical instability in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of patent applications and the maintenance, enforcement or defense of issued patents. In addition, the Unified Patent Court (“UPC”) entered into force on June 1, 2023. The UPC is a common patent court that hears patent infringement and revocation proceedings effective for EU Member States. This could enable third parties to seek revocation of a European patent in a single proceeding at the UPC rather than through multiple proceedings in each of the jurisdictions in which the European patent is validated.

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

The process of obtaining regulatory approvals, both in the United States and abroad, is unpredictable, expensive and typically takes many years following commencement of clinical trials, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. We cannot commercialize product candidates in the United States without first obtaining regulatory approval from the FDA. Similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of our product candidates, including DMR-001, DMR-002 and DMR-003, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for each targeted indication. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Further, our product candidates may not be effective, may be only moderately effective, may prove to have undesirable or unintended side effects, toxicities or other characteristics, or may fail to improve on the applicable standard of care, any of which may preclude our obtaining regulatory approval. The FDA and comparable foreign regulatory authorities have discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including: the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials; we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for our proposed indication; the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval; serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates; we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks; the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials; the data collected from clinical trials of our product candidates may not be acceptable or sufficient to support the submission of a biologics license application (“BLA”) or other submission or to obtain regulatory approval in the United States or elsewhere, and we may be required to conduct additional clinical trials; the FDA or the applicable foreign regulatory authority may disagree regarding the formulation, labeling and/or the specifications of our product candidates; the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

The Patient Protection and Affordable Care Act (the “ACA”) includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a highly similar or “biosimilar” product may not be submitted to the FDA until four years following the date that the reference product was first approved by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first approved. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product.

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

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Governmental regulation of the import or export of our drug candidates, or our failure to obtain any required import or export authorization for our candidates, when applicable, could harm international operations. Furthermore, export control laws and economic sanctions prohibit the provision of certain items, technology, and services to countries, governments, and persons targeted by sanctions programs. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to or from recipients in the public or private sector. We may engage third parties to sell our products outside the United States, to conduct clinical trials, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

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

• if we do not achieve the perceived benefits of the Asset Acquisition as rapidly or to the extent anticipated by financial or industry analysts;

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

• provide that vacancies on our board of directors, including vacancies resulting from an increase in the size of the board, may be filled only by our board of directors and not by our shareholders;

• provide that directors may be removed only for cause, as defined in our Articles of Association, and only by special resolution of our shareholders;

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

In addition, the Series B Certificate of Designation relating to the Series B Preferred Shares may delay or prevent a change in control of the Company. At any time while at least 30% of the originally issued Series B Preferred Shares remain issued and outstanding, we may not, without the affirmative vote of the holders of a majority of the then-outstanding Series B Preferred Shares, (a) consummate (i) any Fundamental Transaction (as defined in the Series B Certificate of Designation) or (ii) any merger or consolidation of the Company or other business combination in which the shareholders of the Company immediately before such transaction do not hold at least a simple majority on an as-converted- basis of the share capital of the Company immediately after such transaction, (b) increase the size of the board of directors, (c) adopt, amend or repeal any written delegation of authority policy, corporate authority matrix or similar document, framework or schedule unless such adoption, amendment or repeal has been approved by the unanimous vote of the board of directors or (d) retain or replace the Company’s registered independent accounting firm, independent compensation consultant or corporate counsel. This provision of the Series B Certificate of Designation may make it more difficult for us to enter into any of the aforementioned transactions, even potential change of control transactions that could offer a premium over the market value of the Company to holders of our Ordinary Shares, as it would require the affirmative vote of the holders of a majority of the then-outstanding Series B Preferred Shares.

Our Articles of Association designate the courts of the Cayman Islands as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could limit your ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our Articles of Association provide that, unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our Memorandum and Articles of Association or otherwise related in any way to each shareholder’s shareholding in us, including, but not limited to: (i) any derivative action or proceeding brought on behalf of us; (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former directors, officers or other employees to us or our shareholders; (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our Memorandum and Articles of Association; or (iv) any action asserting a claim against us concerning our internal affairs, and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our Articles of Association does not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, the Exchange Act, or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States of America, the sole and exclusive forum for determination of such a claim.

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

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law, or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ memorandum and articles of association or other charter documents has been challenged in legal proceedings. It is possible that a court could find these types of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our Articles of Association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have an adverse effect on our business and financial performance.

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

We will lose the scaled disclosure accommodations available to smaller reporting companies beginning in 2027 and may become an accelerated filer or a large accelerated filer as early as December 31, 2027, which will subject us to additional laws and regulations affecting public companies that will increase our costs and the demands on management and could harm our operating results and cash flows.

We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition as well as other disclosure and corporate governance requirements. However, as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Exchange Act, we may take advantage of exemptions from disclosure requirements and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. In addition, as a smaller reporting company eligible for that status under the revenue test, which requires both annual revenue of less than $100.0 million and a public float of less than $700 million, we have not been required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. Based on the market value of our shares held by non-affiliates as of June 30, 2026, we will cease to qualify as a smaller reporting company. Under the SEC’s transition rules, we expect to continue to be permitted to use the scaled disclosure accommodations available to smaller reporting companies through our Annual Report on Form 10-K for the year ending December 31, 2026 (including the Part III information incorporated by reference from our proxy statement for our 2027 annual general meeting) and to remain a non-accelerated filer for our periodic reports due in 2027. Those scaled disclosure accommodations will cease to be available to us beginning with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2027, and we expect that our proxy statement for our 2028 annual general meeting will be required to include full executive compensation disclosure. In addition, if the market value of our shares held by non-affiliates as of June 30, 2027 is $700 million or more, we expect to become a large accelerated filer as of December 31, 2027, and if it is $560 million or more but less than $700 million, we expect to become an accelerated filer as of December 31, 2027. In either case, our Annual Report on Form 10-K for the year ending December 31, 2027 will be required to include an attestation report of our independent registered public accounting firm on our internal control over financial reporting and will be due within 60 days or 75 days, respectively, after year end rather than 90 days. We will be required to comply with these additional legal and regulatory requirements applicable to public companies and will incur significant legal, accounting and other expenses to do so. If we are not able to comply with the requirements in a timely manner or at all, our financial condition or the market price of our Ordinary Shares may be harmed. For example, if we or our independent auditor identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could face additional costs to remedy those deficiencies, the market price of our stock could decline or we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. If we become an accelerated filer or a large accelerated filer as of December 31, 2027, we expect that, beginning with our Annual Report on Form 10-K for the year ending December 31, 2027, our independent registered public accounting firm will also be required to attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act.

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

If existing securityholders sell, or indicate an intention to sell, substantial amounts of our Ordinary Shares in the public market after legal restrictions on resale in connection with the Asset Acquisition lapse, the trading price of our Ordinary Shares could decline. In addition, Ordinary Shares that are subject to outstanding options will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these shares are sold, the trading price of our Ordinary Shares could decline.

Our executive officers, directors and principal shareholders have the ability to control or significantly influence all matters submitted to our shareholders for approval.

Our executive officers, directors and principal shareholders, in the aggregate, beneficially own a significant portion of our outstanding Ordinary Shares (on a fully-diluted basis), subject to beneficial ownership limitations. As a result, if these shareholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our shareholders for approval, as well as our management and affairs. For example, these shareholders, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other shareholders may desire.

Conflicts of interest may arise between us and Paragon or us and Fairmount.

In connection with the Asset Acquisition, we assumed the rights and obligations of Pre-Acquisition Damora under the Paragon Option Agreement. See the section titled “Paragon Option Agreement” for more information on the Paragon Option Agreement. Fairmount beneficially owns more than 5% of Paragon, appointed Paragon’s board of directors, and has the contractual right to approve the appointment of any executive officers of Paragon. Paramora is an entity formed by Paragon as a vehicle to hold equity in Pre-Acquisition Damora (and as a result of the Asset Acquisition, us) in order to share profits with certain employees of Paragon. Fairmount beneficially owns 19.99% of our Ordinary Shares assuming conversion of the Series B Preferred Shares and Series C Preferred Shares into Ordinary Shares (in each case, subject to beneficial ownership limitations). Three of our directors are affiliated with Fairmount (Peter Harwin, Christopher Cain, Ph.D., and Julianne Bruno) and were appointed in accordance with the Agreement and Plan of Merger relating to the Asset Acquisition. The remaining four members of the board of directors are not affiliated with Fairmount or Paragon.

Our relationship with Paragon, Paramora, Fairmount and our non-employee directors may create, or may create the appearance of, conflicts of interest when we are faced with decisions that could have different implications for Paragon or Paramora than the decisions have for us. For example, such conflicts may arise in connection with the selection of additional targets, the exercise of options under the Paragon Option Agreement, the negotiation of the terms of any future license agreements, the allocation of resources and expenses, the enforcement or defense of intellectual property rights, the pursuit of strategic partnerships or transactions, or the resolution of any disputes that may arise between us and Paragon or Paramora. The Paragon License Agreement was approved by the board of directors, and we expect that any decision to amend the Paragon Option Agreement or the Paragon License Agreement or to enter into any similar agreements or license agreements with Paragon will be subject to the approval of the board of directors. All directors owe fiduciary duties pursuant to Cayman Islands law, and directors are expected to comply with their respective fiduciary duties under Cayman Islands law relevant to related party transactions. We have previously adopted a related party transaction approval policy and our audit committee will be responsible for the review, consideration and approval or ratification of related party transactions.

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

Our ability to use net operating loss (“NOL”) carryforwards and other tax attributes may be limited, including as a result of the Asset Acquisition.

We do not expect to become profitable in the near future and may never achieve profitability. As of December 31, 2025, we had federal and state NOL carryforwards and federal and state research and development credits that may be used to offset future taxable income. Under current law, our U.S. federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal law. In addition, under Sections 382 and 383 of the Internal Revenue Code (the “Code”), U.S. federal NOL carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more shareholders or groups of shareholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including, as discussed above, in connection with the Asset Acquisition or other transactions. Similar rules may apply under state tax laws. If we earn taxable income, such limitations could result in increased future income tax liability to us, and our future cash flows could be adversely affected.

The class structure of our share capital may limit your ability to influence corporate matters and may limit your visibility with respect to certain transactions.

The class structure of our share capital may limit your ability to influence corporate matters. Holders of Ordinary Shares are entitled to one vote per share, while holders of the Series B Preferred Shares and Series C Preferred Shares are not entitled to any votes. Nonetheless, each Series B Preferred Share and Series C Preferred Share may be converted at any time into 1,000 Ordinary Shares at the option of the holder by providing written notice to us, subject to beneficial ownership limitations and the limitations provided for in our Cayman Islands memorandum and articles of association and the related certificates of designation. Consequently, if holders of our Series B Preferred Shares and Series C Preferred Shares exercise their option to make this conversion, this will have the effect of increasing the relative voting power of those prior holders of Series B Preferred Shares and Series C Preferred Shares, respectively, and correspondingly decreasing the voting power of the holders of Ordinary Shares, which may limit your ability to influence corporate matters.

Although Series B Preferred Shares do not have voting rights on proposals presented to our holders of Ordinary Shares, at any time while at least 30% of the originally issued Series B Preferred Shares remain issued and outstanding, we will not, without the affirmative vote of the holders of a majority of the then outstanding Series B Preferred Shares, (i) consummate (x) any Fundamental Transaction (as defined in the Series B Certificate of Designation) or (y) any merger or consolidation of the Company with or into another entity or any stock sale to, or other business combination in which our shareholders immediately before such transaction do not hold at least a majority of our share capital immediately after such transaction, (ii) increase the size of the board of directors, (iii) adopt, amend or repeal any written delegation of authority policy, corporate authority matrix or similar document, framework or schedule unless such adoption, amendment or repeal has been approved by the unanimous vote of the board of directors, or (iv) retain or replace our registered independent public accounting firm, independent compensation consultant or corporate counsel.

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

We are exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing and use of pharmaceutical products. While we currently have no products that have been dosed in humans or approved for commercial sale, the use of our product candidates in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. These claims may be made by patients that use the product or product candidate, healthcare providers, pharmaceutical companies, or others selling such product. Any claims against us, regardless of their merit, could be difficult and costly to defend and could materially and adversely affect the market for our products or any prospects for commercialization of our products. Although we maintain clinical trial liability insurance for our Phase 1/1b clinical trial of DMR-001 and intend to obtain product liability insurance for our future clinical trials and potential commercialization of our product candidates, it is possible that our liabilities could exceed our insurance coverage or that in the future we may not be able to maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy any liability that may arise. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be impaired.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, fluctuating interest rates, and uncertainty about economic stability. Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs imposed by the U.S. government and potential retaliatory measures by foreign governments and other barriers to trade, especially in light of recent comments and executive orders made by the Trump administration, changes to fiscal and monetary policy or government budget dynamics (particularly in the pharmaceutical and biotech areas), government shutdowns, tighter credit, higher interest rates, volatility in financial markets, high unemployment, labor availability constraints, currency fluctuations and other challenges in the global economy have in the past adversely affected, and may in the future adversely affect, us and our business partners and suppliers. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. In addition, the U.S. has imposed and taken action to pause, resume or adjust tariffs on imports from a number of countries. Since February 2025, the United States government has imposed various tariffs on imports from most countries, including tariffs on imports from China and South Korea. In April 2026, the U.S. Administration issued a proclamation under Section 232 of the Trade Expansion Act of 1962 imposing tariffs of up to 100% on imports of patented pharmaceuticals and associated pharmaceutical ingredients listed in an annex to the proclamation, which took effect on July 31, 2026 for certain large pharmaceutical companies and on September 29, 2026 for all other importers, subject to reduced rates for certain trading partners, exemptions for manufacturers that have entered into MFN pricing agreements with the Administration and are investing in U.S. manufacturing, and exemptions for certain categories of products, including orphan drugs. Although the U.S. Department of Commerce has established a zero tariff rate for covered products imported solely for use in clinical trials, research and development or other non-commercial purposes, the scope and duration of this exemption could change, and these or future tariffs could increase the costs of materials for our clinical trials and, if any of our product candidates is approved, the cost of our commercial supply. There still remains substantial uncertainty about the duration of existing tariffs and whether additional tariffs may be imposed, modified or suspended. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Uncertainty and political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. The Federal Reserve has raised interest rates multiple times in recent years in response to concerns about inflation and it may raise them again. High interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military conflict between Russia and Ukraine and in the Middle East and rising tensions with China have created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more costly, more dilutive, or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 3, 2026, we entered into the Paragon License Agreement, following our exercise of our options under the Paragon Option Agreement with respect to DMR-001 and DMR-002, pursuant to which Paragon granted us an exclusive, worldwide, royalty-bearing license in the Field, as defined in the Paragon License Agreement, to develop, manufacture, commercialize or otherwise exploit certain antibodies and products targeting mutCALR under two Research Programs, DMR-001 and DMR-002. We consider Paragon to be a related party.

Under the terms of the Paragon License Agreement, we are obligated to pay Paragon, on a product-by-product basis, up to $22.0 million in aggregate development, regulatory and clinical milestone payments for each licensed product, inclusive of milestone payments we have previously made to Paragon under the Paragon Option Agreement. We have paid Paragon development candidate milestone payments of $1.5 million with respect to each of DMR-001 and DMR-002. We are obligated to make a milestone payment of $2.5 million upon the first dosing of a human in a Phase 1 trial of a licensed product. In addition, the following summarizes other key terms of the Paragon License Agreement:

•
Paragon has granted us an exclusive license in the Field to its patents and other technology covering the related antibodies, their method of use and their method of manufacture, and a non-exclusive license to develop and commercialize multispecific antibodies incorporating the licensed antibodies. We also received a non-exclusive license under certain other Paragon patents that expressly recite the sequence of a licensed antibody. The Field includes the prophylaxis, palliation, treatment and diagnosis of all human diseases and disorders.

•
Paragon will not develop, commercialize or license to third parties any mutCALR monospecific antibodies in the Field for five years, subject to certain exceptions, including activities under the Paragon Option Agreement and programs acquired by Paragon or held by an acquirer of Paragon.
•
We will pay Paragon tiered royalties ranging from low to mid single-digit percentages on net sales of monospecific antibody products.
•
There is a royalty step-down if there is no valid claim of a licensed Paragon patent covering the product in the applicable country during the royalty term.
•
The royalty term ends, on a product-by-product and country-by-country basis, on the later of (i) the expiration of the last-to-expire valid claim of a licensed patent or our patent directed to the manufacture, use or sale of a licensed product in the country at issue or (ii) 12 years from the date of first commercial sale of such product in such country.
•
We are required to use commercially reasonable efforts to develop and seek regulatory approval for at least one licensed product in the United States and at least one other major market country and, following approval, to commercialize such product.
•
We have the first right to prepare, file, prosecute, maintain, enforce and defend the licensed antibody patents, subject to Paragon’s backup rights, and Paragon retains control over its other patents, including the patents non-exclusively licensed to us.
•
The Paragon License Agreement may be terminated in its entirety or on a country-by-country or product-by-product basis on 60 days’ notice by us; by either party on material breach without cure within the applicable cure period; and to the extent permitted by law, on a party’s insolvency or bankruptcy.

The foregoing description of the material terms of the Paragon License Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Paragon License Agreement, a copy of which we intend to file, with confidential terms redacted, with the SEC as an exhibit to our Annual Report on Form 10-K for the year ending December 31, 2026.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, none of the Company’s directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File / Reg. Number

2.1†	Agreement and Plan of Merger, dated November 10, 2025, by and among the Registrant, Daylight Merger Sub I, Inc., Daylight Merger Sub II, LLC and Damora Therapeutics, Inc.	Form 8-K (Exhibit 2.1)	November 10, 2025	001-39655

2.2	Plan of Conversion.	Form 8-K (Exhibit 2.1)	July 20, 2026	001-39655

3.1	Cayman Memorandum and Articles of Association.	Form 8-K (Exhibit 3.1)	July 20, 2026	001-39655

3.2	Cayman Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Shares.	Form 8-K (Exhibit 3.2)	July 20, 2026	001-39655

3.3	Cayman Certificate of Designation of Preferences, Rights and Limitations of Series B Non-Voting Convertible Preferred Shares.	Form 8-K (Exhibit 3.3)	July 20, 2026	001-39655

3.4	Cayman Certificate of Designation of Preferences, Rights and Limitations of Series C Non-Voting Convertible Preferred Shares.	Form 8-K (Exhibit 3.4)	July 20, 2026	001-39655

10.1#	Form of Indemnification Agreement for directors and officers.	Form 8-K (Exhibit 10.1)	July 20, 2026	001-39655

10.2#	Amended and Restated Damora Therapeutics, Inc. 2020 Stock Option and Grant Plan.	Form 10-Q (Exhibit 10.2)	August 10, 2026	001-39655

10.3#	Amended and Restated Damora Therapeutics, Inc. 2020 Equity Incentive Plan.	Form 10-Q (Exhibit 10.3)	August 10, 2026	001-39655

10.4#	Amended and Restated Damora Therapeutics, Inc. 2022 Inducement Plan.	Form 10-Q (Exhibit 10.4)	August 10, 2026	001-39655

10.5#	Form of Option Award Agreement under the Amended and Restated Damora Therapeutics, Inc. 2022 Inducement Plan.	Form 10-Q (Exhibit 10.5)	August 10, 2026	001-39655

10.6#	Form of Restricted Share Unit Agreement under the Amended and Restated Damora Therapeutics, Inc. 2022 Inducement Plan.	Form 10-Q (Exhibit 10.6)	August 10, 2026	001-39655

10.7#	Amended and Restated Damora Therapeutics, Inc. 2025 Equity Incentive Plan.	Form 10-Q (Exhibit 10.7)	August 10, 2026	001-39655

10.8#	Amended and Restated Damora Therapeutics, Inc. 2026 Equity Incentive Plan.	Form 10-Q (Exhibit 10.8)	August 10, 2026	001-39655

10.9#	Form of Employee Option Award Agreement under the Amended and Restated Damora Therapeutics, Inc. 2026 Equity Incentive Plan.	Form 10-Q (Exhibit 10.9)	August 10, 2026	001-39655

10.10#	Form of Director Option Award Agreement under the Amended and Restated Damora Therapeutics, Inc. 2026 Equity Incentive Plan.	Form 10-Q (Exhibit 10.10)	August 10, 2026	001-39655

10.11#*	Form of Restricted Share Unit Agreement under the Amended and Restated Damora Therapeutics, Inc. 2026 Equity Incentive Plan.

10.12#	Amended and Restated Damora Therapeutics, Inc. 2026 Employee Stock Purchase Plan.	Form 10-Q (Exhibit 10.11)	August 10, 2026	001-39655

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Description	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File / Reg. Number

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**††	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL (extensible Business Reporting Language) Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Damora Therapeutics, Inc.

Date: November 4, 2026	By:	/s/ Jennifer Jarrett
Jennifer Jarrett
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 4, 2026	By:	/s/ Brian Burkavage
Brian Burkavage
SVP, Finance (Principal Financial and Accounting Officer)